Form 10QSB
period 2000-03-31
WHY USA FINANCIAL GROUP INC
filed 2000-08-28
CIK 1113450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended March 31, 2000

                        Commission File Number 0-30601


                        WHY USA FINANCIAL GROUP, INC.
        (Exact name of the small business as specified in its charter)

                             8301 Creekside #101
                            Bloomington, MN 55437
                   (Address of principal executive offices)
                                  (Zip code)

                                (952) 841-7062
             (Registrant's telephone number, including area code)



               Nevada                              87-0390603
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       Incorporation or organization)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES [X] NO [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [ X ]

The number of shares outstanding of the Registrant's Common Stock, 0.001 par value, as of March 31, 2000 was 31,400,460; the Company also had 498,500 common shares subscribed for and reserved for issuance.

                        WHY USA FINANCIAL GROUP, INC.

                                    INDEX




PART I. Financial Information                                          Page

Item 1. Financial Statements

         Consolidated Balance Sheets at March 31, 2000,
         (unaudited) and December 31, 1999 .............................4

         Consolidated Statements of Operation and (Accumulated
         Deficit) Retained Earnings (unaudited) for the three
         months ended March 31, 2000 and 1999...........................5

         Consolidated Statements of Cash Flows (unaudited) for the
         Three months ended March 31, 2000 and 1999.....................6

         Notes to Consolidated Financial Statements.....................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.......................................9

PART II. Other Information

Item 1.  Legal Proceedings..............................................15

Item 2.  Changes in Securities..........................................15

Item 3.  Defaults Upon Senior Securities................................15

Item 4.  Submission of Matters to a Vote of Securities Holders..........15

Item 5.  Other Information..............................................15

Item 6.  Exhibits and Reports on Form 8-K...............................15

Signatures..............................................................17

                     PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Consolidated Financial Statements
                        WHY USA FINANCIAL GROUP, INC.
                  For the Three Months Ended March 31, 2000
                                 (Unaudited)

                        WHY USA FINANCIAL GROUP, INC.
                         Consolidated Balance Sheets

                                                  (Unaudited)   (Audited)
                                                  March 31,     December 31,
                                                  2000          1999
                                                  ------------- -------------
                                    Assets
Current Assets:
  Cash                                            $    389,501  $          -
  Accounts receivable                                   24,270        32,407
  Notes receivable                                      12,710         3,210
                                                  ------------- -------------
      Total Current Assets                             426,481        35,617
                                                  ------------- -------------
Fixed Assets:
  Furniture and equipment                               36,572        14,572
  Accumulated depreciation                              (5,950)       (4,863)
                                                  ------------- -------------
      Net Fixed Assets                                  30,622         9,709
                                                  ------------- -------------
Other Assets:
  Franchise acquisition costs                        1,994,589     1,994,589
  Amortization of franchise costs                      (41,554)            -
                                                  ------------- -------------
      Net Franchise Acquisition Cost                 1,953,035     1,994,589
                                                  ------------- -------------
   Patent application                                    5,000         5,000
   Advances to former officer                                -        70,619
                                                  ------------- -------------

       Total Assets                               $  2,415,138  $  2,115,534
                                                  ============= =============

                     Liabilities And Stockholders' Equity

Current Liabilities:
   Accounts payable                               $     17,710  $        200
   Deferred revenue on future conference                     -         5,729
   Due to Northwest Financial Group, Inc.               44,693        18,391
   Loan from officer                                         -        26,400
                                                  ------------- -------------
      Total Current Liabilities                         62,403        50,720
                                                  ------------- -------------
    Deferred Income Taxes Payable                            -         3,000

Shareholders' Equity
   Preferred stock: no par value, authorized
    50,000,000, no shares issued and outstanding             -             -
   Common stock: $.001 par value, authorized
    250,000,000, 31,400,460 issued and outstanding
    as of December 31, 1999 and March 31, 2000          31,400        31,400
   Common stock subscribed and reserved for
     issuance - 498,500 shares                         498,500             -
   Additional paid in capital                        2,076,283     2,022,698
   (Accumulated deficit)/Retained earnings            (253,448)        7,716
                                                  ------------- -------------
      Total Shareholders Equity                      2,352,735     2,061,814
                                                  ------------- -------------

       Total Liabilities and Shareholders' Equity $  2,415,138  $  2,115,534
                                                  ============= =============


         See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATION
            AND(ACCUMULATED DEFICIT) RETAINED EARNINGS (Unaudited)

                                                       Three Months Ended
                                                     March 31,    March 31,
                                                       2000         1999
                                                  ------------- -------------
Revenue:
   Mortgage loan originations                     $    167,075  $    135,889
   Franchise fees - real estate                         57,976             -
   New franchise sales                                  20,000             -
                                                  ------------- -------------
      Total Revenue                                    245,051       135,889
                                                  ------------- -------------
Expenses:
   General & Administrative                            232,910         9,837
   Mortgage loan origination fees                      148,935        68,014
   Franchise costs - real estate                        32,180             -
   Marketing costs and travel                           52,871             -
   Interest expense (income)                              (322)            -
   Depreciation                                          1,087           143
   Amortization franchise acquisition cost              41,554             -
                                                  ------------- -------------
      Total Expenses                                   509,215        77,994
                                                  ------------- -------------
Income (loss) from continuing operations              (264,164)       57,895

(Income taxes) benefit- continuing operations            3,000       (17,000)
                                                  ------------- -------------
      Net Income (loss)                               (261,164)       40,895

(Accumulated deficit), Retained Earnings
   beginning of period                                   7,716             -
                                                  ------------- -------------
(Accumulated deficit) Retained Earnings
   end of period                                  $   (253,448) $     40,895
                                                  ============= =============

Weighted average shares outstanding                 31,400,460        10,000
                                                  ============= =============
Net Income (loss per) common share
(basic and diluted)                               $     (0.008) $      4.090
                                                  ============= =============





         See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                    March 31,      March 31,
                                                       2000          1999
                                                  ------------- -------------
Cash Flows from (used in) Operating Activities:
  Net income(loss)                                $   (261,164) $     40,895
  Adjustments to reconcile net income (loss) to
   net cash flow
     Provision for depreciation and amortization        42,641           143
     Deferred tax benefit                               (3,000)            -
     Common stock issued for compensation               57,135             -
                                                  ------------- -------------
     Increase (decrease) in Cash Flow
      from Operating Activities                       (164,388)       41,038
                                                  ------------- -------------
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts & notes receivable    (1,363)        2,000
  Increase in accounts payable                          17,510             -
  Decrease in deferred conference revenues              (5,729)            -
  Increase in income taxes payable                           -        17,000
                                                   ------------- -------------
     Total Change to Operating Assets and
     Liabilities                                        10,418        19,000
                                                  ------------- -------------
           Net Cash (used in) from Operations         (153,970)       60,038
                                                  ------------- -------------
Cash Flows Used in Investing Activities:
  Capital expenditures - computers/equipment           (22,000)       (2,000)
                                                  ------------- -------------
           Net Cash Used in Investing Activities       (22,000)       (2,000)
                                                  ------------- -------------
Cash Flows Provided by (Used in)
Financial Activities:
  Net proceeds of common stock sold                    494,949             -
  Advances from (to)Northwest Financial Group, Inc.     96,922       (53,483)
  Advances (Payments) to officers                      (26,400)            -
                                                  ------------- -------------
           Net Cash Provided by (Used in)
           Financing Activities                        565,471       (53,483)
                                                  ------------- -------------
Net Increase in Cash and Cash Equivalents              389,501         4,555

Cash and Cash Equivalents at Beginning of Period             -        22,731
                                                  ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    389,501  $     27,286
                                                  ============= =============
 Supplemental Non-Cash Activities
   Supplemental Cash Flow Information:
     Cash Paid During the Year for:
       Interest Expense                           $          -  $          -
                                                  ============= =============
       Income Taxes                               $          -  $          -
                                                  ============= =============




         See accompanying notes to consolidated financial statements.
                                      5

                        WHY USA FINANCIAL GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2000

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS:

The unaudited consolidated financial statements for the three months ended March 31, 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of results of operations for the respective full year.

A summary of the Company's significant accounting policies and other information necessary to understand these consolidated financial statements for its first quarter ended March 31, 2000, is presented in the Company's audited financial statements for the year ended December 31, 1999. Accordingly, the Company's audited financial statements, as contained in the Company's Form 10SB12G, as amended, should be read in connection with these financial statements.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the presentation used for three month period ended March 31, 2000.

NOTE 2 - NATURE OF BUSINESS

The company sells real estate franchises under the Why USA name and originates loans under the Northwest Financial Ltd. name. The company does not service or retain the loans, which it originates. Operations are conducted throughout the United States, however the majority of the company's current income stream is derived from the Midwestern states of Wisconsin, Minnesota, Iowa and Nebraska. The company is actively marketing its franchise systems in Texas, California and Arizona and eventually seeks to cover the entire continental U.S.A. The company's business is impacted by the seasonality of real estate sales from which it derives its franchise fees. The company's 2nd and 3rd quarters have appreciably higher activity than the 1st and 4th quarters. The company's mortgage origination business is strongly influenced by both the refinancing of mortgages and new mortgage loan originations for residential homes. The company's operations are negatively impacted when interest rates rise and favorably impacted when interest rates drop. Currently, the company is focusing on integrating its mortgage loan origination business with its real estate franchisees.

NOTE 3 - PRIVATE PLACEMENT OF COMMON STOCK

The company is in the process of selling 1.5 million units at $1.00 per unit which consists of one share of common stock and one 3-year warrant excisable at $1.00. The private placement is being offered under Regulation D Rule 506 exemption because it is not publicly soliciting investors and the company has limited solicitation to sophisticated investors and business affiliates of officers and directors. The Company sold 1,116,000 units at as of August 9, 2000.

NOTE 4 - ADVANCES FROM NORTHWEST FINANCIAL GROUP, INC

The company has been advanced $44,693 as of March 31, 2000 from Northwest Financial Group, Inc. an entity controlled by the company's largest stockholder and CEO. These funds have been advanced on a non interest-bearing basis for operational cash needs.

NOTE 5 - COMPENSATION FOR COMMON STOCK

The majority shareholder contributed 1,950,000 shares of common stock to the company and then the company issued these shares to various individuals in exchange for future services. The common stock was valued at $0.0293 per share, based upon the price per share paid by the majority shareholder, resulting in additional corporate payroll expense of $57,135.

NOTE 6 - AMORTIZATION OF FRANCHISE ACQUISITION COSTS

The company amortizes its franchise acquisition costs of $ 1,994,589 over 12 years, based upon the original 3 year franchise agreement which is renewable for three additional 3 year terms without additional cost to the franchisee.

ITEM 2 - MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
------------

    WHY USA Financial Group, Inc. (the "Company") is in the business of providing comprehensive real estate services primarily for real estate brokers and their sales agents and customers. The business is currently conducted through two recently acquired, wholly-owned subsidiaries: Northwest Financial, Ltd. ("NWF"), which offers residential mortgage loan services principally as a loan originator, and WHY USA North America, Inc. ("WHY USA NA"), which offers a real estate franchise program. The Company's franchise sales are regulated by the Federal Trade Commission as well as applicable state statutes.

Acquisition of Subsidiaries
---------------------------

     The Company's business is that of its subsidiaries which were acquired on December 31, 1999. In 1999, the Company was a public company with no trading market and no operations which desired to acquire or merge with an operating entity or entities. In an arms length transaction in December of 1999, it acquired NWF and its subsidiary, WHY USA NA, through the issuance of 10,000,000 of its unregistered common shares. The transaction was completed through a series of steps which included:

        * the acquisition of all of the issued and outstanding shares of WHY USA NA from its three shareholders by Mr. Don Riesterer for a combination of cash and promissory notes equaling $2,026,400.

        * Mr. Riesterer's contribution of the WHY USA NA shares to NWF for which he was issued and additional 90,000 NWF shares increasing his share ownership in NWF to 100,000 shares; the 100,000 outstanding shares of NWF constituted all of the outstanding shares of NWF;

        * the issuance of 10,000,000 shares of the Company to NWF, and the subsequent distribution of those shares to Mr. Riesterer in exchange for his 100,000 shares of NWF (equaling 100 shares of the Company for each NWF share.)

        * the election of a new Board of Directors comprised of directors of NWF and WHY USA NA.

    As a result of the merger the Company acquired the business operations, products and assets NWF and its subsidiary WHY USA NA. The public shell had no revenues or operations.

Merger Treatment
---------------

     The Company's merger with NWF has been accounted for as a reverse acquisition because management of NWF became management of the Company. The financial statements for the Company's year ended 1999 reflected only the operations of NWF for 1999. NWF was incorporated in 1998, but did not commence operations until early 1999. The contribution of WHY USA NA has been accounted for as a purchase transaction and therefore the Company's Statements of Operations and Cash Flows for December 31, 1999, did not include the operations and cash flow of WHY USA NA. The financial statements of WHY USA NA for December were accounted for separately at December 31, 1999 as those of
a purchased entity.    The operations of WHY USA NA have combined for the
first quarter ended March 31, 2000.

Results of Operations - First Quarters Ended March 31, 2000 and 1999
--------------------------------------------------------------------

     The Company's mortgage loan business suffered in the first quarter of 2000 as the federal reserve Board continued to increase lending rates which adversely impacted residential mortgage rates. Although the Company has begun to do a significant amount of second mortgages, it did not result in as large a commission on a per loan basis. Mortgage loan origination revenues were $167,075 in the first quarter of 2000 vs. $135,889 in the first quarter of 1999. These number are not directly comparable as the Company did not fully scale up its mortgage loan business until February of 1999. The Company's operations reflect a loss of $261,164 in first quarter 2000 vs. net income of $40,895 in the first quarter 1999. The loss is attributable to higher marketing and personnel costs incurred by WHY USA NA to broaden its franchise system. The Company's marketing costs were substantially greater than its new franchise sales in the first quarter ended March 31, 2000. The Company's franchise fees on real estate transactions totaled $57,976 during the first quarter of this year. The Company has a seasonal decline in real estate franchise transactions fees in the first and fourth quarters of each year. New franchise sales totaled $20,000 and direct marketing and travel costs $52,871 The Company lost $111,660 in its franchising operations, $76,385 in its mortgage loan origination operations and incurred additional general and administrative expenses of $73,119 during the first quarter of 2000 resulting in a total loss of $261,164. The Company's additional general and administrative expenses were incurred in connection with reviewing various business opportunities as well as increased personnel expenses, higher legal and accounting expenses, and employee recruitment fees. The Company expensed $57,135 for stock transferred to officers for services in connection with consolidating the entities during the first quarter. This stock was owned by Donald Riesterer, the Company's Chief Excutive Officer. The Company also incurred a non cash expense on the amortization of its franchise acquisition costs of $41,554 in first quarter of 2000. The 1999 first quarter financials include only the operations of NWF as WHY USA NA was not acquired until December 31, 1999. The Company's 1999 operations were favorably influenced by a strong refinancing market which generated a greater margin for level of effort in the mortgage operations.

Liquidity and Capital Resources
-------------------------------

     Revenues from Operating Activities

     The Company derives revenues from: (1) franchise fees, (2) new franchise sales, and (3) mortgage origination fees. During the Company's first quarter ended March 31, 2000, the Company derived 68% of its revenues from mortgage loan origination fees, 24% from franchise fees, and 8% from new franchise sales. Mortgage origination fees are achieved through NWF; revenues from real estate transactions are generated by WHY USA NA, the majority of which were derived from franchise fees. Franchise fees are comprised of ongoing transaction fees paid to the Company by its franchisees a(68 at March 31, 2000 vs. 65 in 1999) based on $95 per transaction or 6% of commission revenues, whichever is less, provided each franchisee must pay a monthly minimum of $325. During 1999, the Company had also reduced the minimum percentage to 4% of commission revenues, and the monthly minimum payment to $225 under certain circumstances. On a proforma basis in 1999, total revenues from operations were $924,835 of which franchise fees from the Company's franchisees accounted for $366,830 (or 40%), in 1999, new franchise sales totaled $11,805 (or 1%), and mortgage loan originations totaled $546,200 (or 59%, showing a 7% increase in revenues from franchise sales in the first
quarter of 2000.   Approximately 65% of such franchise fee revenues were
generated from the franchisees located in Minnesota and surrounding Midwestern states (Nebraska, Iowa and Wisconsin). In 1998 and 1999, revenues from franchise sales were based on an initial fee of $9,500 for local market areas with a population greater than 50,000 and $6,500 for areas with a population of less than 50,000. The Company's new franchise offering circular provides for one initial fee of $9,900.

      Franchise Agreements

      The Company requires each franchisee to enter into a Franchise Agreement. The franchise agreement provides for:

     * initial terms of three years renewable for three additional three year terms with written notice to the Company prior to expiration without additional cost to the franchisee, subject to performance

     * an initial franchise fee of $9,900; the lesser of $95 per transaction or 6% of revenues received from each transaction with a minimum fee of $325 in per month; pay not less than $50 per month or more than 10% of transaction fees per month into an advertising fund if established; and, pay a $2,500 transfer fee upon an approved transfer of the real estate franchise.

     * Provides for a "protected" territory and sets forth conditions and provisions regarding non-competition, the use of the WHY USA logo and proprietary information and selling techniques

     * Sets forth the Company's various obligations to provide training and materials

      The provisions of the Franchise Agreement are fully described on page 11 under "Franchise Agreement." The Company had 65 franchise agreements in effect as of December 31, 1999; 68 as of March 31, 2000, and 76 as of the date hereof.

     Investing Activities

     The Company purchased $22,000 in computer and communications equipment as it began to gear up its telemarketing operations in the first quarter of 2000. The comparative period in 1999 had a purchase of $2,000 for computer equipment for mortgage operatons.

     Liabilities/Contingent Liabilities

     The Company has total liabilities as of its quarter ended March 31, 2000 of $62,403 which includes an advance from Northwest Financial Group, Inc. of $44,693. The Company paid off a $26,400 loan from Don Riesterer during that quarter. On February 1, 2000, the Company entered into a sub-lease with payments of $2,500 per month through October 31, 2000, with total future minimum sub-lease payments of $ 22,500. The Company's three other office facilities are rented on a month to month basis from affiliates.

     Financing Activities

     The Company raised $498,500 in its private placement in its first quarter 2000 and consumed approximately $110,000 of this amount to fund losses in its real estate and mortgage operation. The Company incurred a non-cash compensation charge of $57,135 to officers and directors for stock which the CEO transferred from his name to these persons for assistance in the combination of the consolidated entities. The Company amortized $41,762 of its franchise acquisition costs in the first quarter of 2000 which is also a non-cash charge to expenses. The Company also received a minor amount of funding from vendors who increased accounts payable by $17,500 in its first fiscal
quarter.   The Company repaid Donald Riesterer's loan of $26,400 and received over $24,000 in funding from Northwest Financial Group, Inc. for its mortgage loan operations. In 1999, net income was utilized by the Company to repay advances from Northwest Financial Group, Inc. in the amount of $53,483. Northwest Financial Group is an affiliate of the Company.

      Overall Cash Flows

      Losses in the first quarter of 2000 consumed a portion of the Company's private placement proceeds vs. profitable operations in the first quarter of 1999 which were used for repayment of start-up advances from NWF's founder.

      Cash Requirements and Expansion Plans

      Although the Company realized net income in 1999, and had sufficient revenues from operations to meet its cash requirements, during the first quarter of 2000 the Company operated at a loss. This trend will likely continue as the Company initiates its expansion plans. The Company's working capital requirements during the next 12 months are approximately $1.5 Million with approximately $1,000,000 in anticipated revenues over the next year. The Company anticipates utilizing $500,000 of its private placement proceeds to cover the shortfalls, of which approximately $110,000 has already been expended. The Company anticipates its General and Administrative expenses will be between $200,000 and $250,000 per quarter including personnel, rents, and legal and accounting expenses. This is a significant increase over the pro forma general and administrative expenses of 1999, and is attributed to the Company's gearing up to expand franchise sales. Mortgage loan origination fees and franchise costs will be directly related to revenues in those categories and based on pro forma December 31, 1999 expenses will cost the Company approximately $110,000 per quarter. The Company also will experience approximately $30,000 to $40,000 in travel and marketing expenses per quarter in the next twelve months. The Company expects revenues of approximately $250,000 per quarter based on the number of existing franchisees and quarterly results for its first quarter.

     The number of the Company's franchisees decreased over the three years prior to the Company's acquisition, from 91 at year end 1997 to 65 at the Company's acquisition of WHY USA NA and the Company is aggressively pursuing franchise sales and has increased its franchises to 76 at this date. The Company intends to continue to aggressively pursue its plans to expand franchise support and services and to expand its WHY USA Franchise System into more territories. Although the Company is a national franchiser, it has achieved mostly regional recognition in the Midwestern States where almost two-thirds of its franchisees are located. Management believes the Company must develop a stronger national presence in order to increase revenues from existing franchisees and increase the number of franchise offices.

    Expansion plan needs include: (1) increased working capital to support the growth of current operations, (2) capital to finance marketing and operational expansion into new territories, and (3) funding for the acquisition of one or more established businesses engaged in real estate or mortgage service operations. The Company is required therefore to seek sources of financing to fund this expansion and has commenced the private placement discussed below to fund part of it. The Company's general expansion plans include some of the following in order of priority:

      * expand existing telemarketing service; begin hiring full-time telemarketing personnel (first five in the next 3-6 months)
      * begin placing loan origination agents on site (15 in the next few months);
      * negotiate and buyout certain territories (currently Diane Butts territory)
      *   recruit additional employee/sales representatives
      *   pursue acquisition possibilities and strategic alliances
      *   expand web site capabilities including loan origination at website
      *   offer loan origination for higher risk loans;
      *   acquire and organize insurance entity

     In connection with the Company's capital requirements over the next year, the Company will require approximately $500,000 for working capital to fund its operating losses; approximately $400,000 for expansion of telemarketing, loan agents on site, employee recruitment and territory buyouts; and $600,000 for strategic alliances and acquisition.

     Private Placement Offering

     In order to fund a portion of its expansion plans, on January 24, 2000, the Company commenced a private placement of up to 1,500,00 units at an offering price of $1.00 per unit. Units are comprised of one share of common stock and one warrant to purchase a share of common stock for $1.00, exercisable at any time for three year term commencing upon the purchase of the Unit. The Company reserved the right to call and redeem the warrants upon thirty days notice whenever the underlying stock has been quoted in a public trading market for at least 20 consecutive days at $2.00 or more. There is currently no public trading market for the Company's securities. The offering is a "best efforts" offering with no minimum; funds are available to the Company immediately upon receipt. The Company intends to use $500,000 of the proceeds towards working capital expenses to support the growth of current operations and the balance for marketing and operation expansion and/or acquisitions. $100,000 of this has already been expended in the Company's first fiscal quarter. The Company currently has 1,116,000 Units subscribed and paid for. The subscribed for shares have not been issued as of this date. The offering was scheduled to close on March 31, 2000 but has been extended until August 31, 2000.

     Seasonal Aspects

     The Company realizes less revenues in general in the winter months especially just prior to Christmas.

     Inflation

     Inflation usually softens the real estate market and increases interest rates which may also soften the market. In an effort to limit inflation, the Federal Reserve has increased interest rates which has also had a negative impact on the Company's loan origination business.

Trends/Uncertainties/Risk Factors Affecting Continuing Operations
-----------------------------------------------------------------

     Limited Operating History

     Both of the operating subsidiaries of the Company have relatively short operating histories upon which to judge their progress and potential profitability. The Company's future must be considered in light of the many risks and uncertainties, expenses and difficulties encountered by businesses in the early stages of expansion. The Company must be able to implement and successfully execute its business and marketing strategy, develop and offer quality services for its franchises at a competitive price, provide effective support to its franchisees, develop and implement effective internal business and financial systems controls, respond to competitive developments in the real estate industry, respond to the effects of changes in the economy including rising interest rates or inflation, and attract and retain qualified personnel.

     Need for Additional Financing.

     The Company's current cash flow is insufficient to satisfy its cost of operations, and therefore also insufficient to provide for its current expansion plans. As of this date, the Company is dependent on obtaining funding necessary for both expanded working capital requirements and expansion through its current private placement offering. To date it has received $1,116,000 in proceeds in the offering. The Company will be using $1,000,000 of the proceeds from its private placement for expansion and $500,000 for
expanded working capital requirements.   Even presuming the Company completes
its offering and achieves maximum gross proceeds of $1,500,000, the proceeds will be sufficient to satisfy only a portion of the Company's over-all business plan. There is no assurance that additional financing will be available from any source when and if needed by the Company either through debt or equity sources. The inability to obtain additional funding could prevent the Company from implementing its business expansion plans. Additional financing could have a negative impact on the Company's shareholders in the form of dilution.

     Reliance on Key Personnel

     The Company's future success is highly dependent on the experience and efforts of its management and key personnel. The loss of services of one of more of these individuals could have an adverse affect on the Company's business operations and future prospects. The Company is especially dependent upon those individuals who have experience with the operations of WHY USA NA and the WHY USA System although one of its priorities is to train and familiarize all key personnel with all phases of the Company's various operations. The Company does not have any key man insurance policies. The Company is also dependent on its ability to attract and retain key management, marketing and operational personnel for its planned expansion.

     Uncertainty of Market Acceptance

     The Company's financial condition and future prospects will depend on it ability to obtain a substantial and increasing share of the real estate and mortgage business in the areas in which it operates and its ability to significantly increase its franchisee network. Although the Company has gained a toe hold in the Midwestern market, there is no assurance that the Company will achieve national market acceptance.

     Competition

     Competition in the real estate franchising, mortgage origination, and insurance industries is intense and each of these industries includes large well established firms and companies, banks and other financing institutions, and specialized service companies. Most of these competitors are substantially larger than the Company with greater expertise and name recognition and substantially greater financial, personnel, marketing and other resources than the Company has. In addition, these competitors have obtained a large and loyal customers base and have achieved significant brand name recognition for their services, franchises and marketing networks. The Company will also compete with local businesses in each locale into which it decides to expand franchise operations. Small, local competitors could provide significant competition because they have achieved name recognition, customer base, and reputation within their locale.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company has received subscriptions for 1,116,000 Units in its current private placement offering; the shares and warrants have not yet been issued. The offering was scheduled to close on March 31, 2000 but has been extended by the Board of Directors until August 31, 2000. The Company is relying on the exemption from registration provided under Section 3(b) Regulation D, Rule 506 in the offer and sale of the Units in the private placement. The Company believes it is entitled to rely on the Regulation D Rule 506 exemption because it is not publicly soliciting investors who are largely individuals or entities with a business or personal association with management. The Company believes that the investors: (1) have access to and have been provided with information regarding the Company as set forth in a private placement offering memorandum; (2) are aware that the securities are not being registered under US securities laws; (3) are acquiring the securities for his/her own account for investment purposes only; (4) understand that the securities may need to be held indefinitely unless registered or unless an exemption from registration applies to a proposed disposition; (5) are "accredited" and/or "sophisticated" having sufficient knowledge of Company and sufficient investment experience to make investment decisions, and (6) are aware that no public market exists for the Company's securities. The Company is paying no commissions for sales of the Units.

     The Company will issue the securities for the subscribed for units upon close of the offering. The Company has spent $110,000 of the proceeds of the offering to date on working capital deficits during its first quarter.

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5 - OTHER INFORMATION

     None

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

  Exhibit No.        Description                                    Location
  ----------         ------------                                   ---------
    2.1              Reorganization between the Black Butte             (1)
                       Petroleum, Inc.
                       and Triam Ltd. dated March 23, 1983
    2.2              Acquisition Agreement between Triam Ltd            (1)
                       and Northwest
                       Financial Ltd., dated December 16, 1999
    2.3              Acquisition Agreement Addendum, dated
                       December 20, 1999                                (1)
    2.4              Stock Purchase Agreement dated September
                       24, 1999 between Northwest Financial
                       Group, Inc.,WHY USA NA, and
                       its selling shareholders                         (1)

    2.5              Addendum to Stock Purchase Agreement,
                       dated December 30, 1999 including Assignment (1) to Donald Riesterer
    3.1.1            Articles of Triam Ltd., dated January 6, 1983      (1)
    3.1.2            Amendment to Articles of Incorporation,
                       March 4, 1983                                    (1)
    3.1.3            Amendment to Articles of Incorporation,
                       filed March 29,1983                              (1)
    3.1.4            Articles of Merger, filed on November 9, 1999      (1)
    3.1.5            Amendment to Articles of Incorporation,
                       Jan. 10, 2000                                    (1)
    3.2              Bylaws                                             (1)
    10.1             Sample Franchise Agreement                         (1)
    10.2             Sub-Lease on Menomonie Property                    (1)
    10.3             Donald Riesterer - Note for $500,000               (1)
    10.4             Donald Riesterer - Note for $850,000               (1)
    10.5             Mainstreet Agreement                               (2)
    10.6             Butts Agreement                                    (2)
    10.7             Erks Agreement                                     (2)
    10.8             Jarvis Agreement                                   (2)
    10.9             Regional Sales Representation Agreements           (2)
    16               Letter re: Change of Accountants                   (2)
    21               List of Subsidiaries                               (1)
    27               Financial Data Schedule                            (3)


(1) Filed with the Company's initial Filing on Form 10SB on May 10, 2000.
(2) Filed with the Company's amended Form 10SB on August 28, 2000
(3) Filed herewith


     (B) Reports on Form 8-K

      The company filed no reports on form 8-K during the three months ended March 31, 2000.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WHY USA FINANCIAL GROUP, INC.

           8/25/00                    /s/ Donald Riesterer
Dated:   _______________         By: _______________________
                                     Donald Riesterer
                                     Chief Executive Officer
                                     Chairman of the Board


          8/25/00                     /s/ Leslie M. Pearson
Dated:  ________________         By: _______________________
                                     Leslie M. Pearson
                                     Secretary and Treasurer
                                     (Chief Accounting Officer)