Form 10QSB
period 2000-06-30
WHY USA FINANCIAL GROUP INC
filed 2000-08-28
CIK 1113450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended June 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES [X] NO [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [ X ]

The number of shares outstanding of the Registrant's Common Stock, 0.001 par value, as of June 30, 2000 was 31,400,460; the Company also had an additional 1,114,750 shares subscribed for and reserved for issuance at June 30, 2000.

                        WHY USA FINANCIAL GROUP, INC.

                                    INDEX




PART I. Financial Information                                          Page

Item 1. Financial Statements

         Consolidated Balance Sheets at June 30,
         2000 (unaudited) and December 31, 1999........................4

         Consolidated Statements of Operation and (Accumulated
         Deficit) Retained Earnings (unaudited) for the three
         months and six months ended June 30, 2000 and 1999............5

         Consolidated Statements of Cash Flows (unaudited) for
         the six months ended June 30, 2000 and 1999...................6

         Notes to Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation............................7

PART II. Other Information

Item 1.  Legal Proceedings............................................15

Item 2.  Changes in Securities........................................15

Item 3.  Defaults Upon Senior Securities..............................15

Item 4.  Submission of Matters to a Vote of Securities Holders........15

Item 5.  Other Information............................................15

Item 6.  Exhibits and Reports on Form 8-K.............................15

Signatures............................................................17

                     PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Consolidated Financial Statements
                        WHY USA FINANCIAL GROUP, INC.
                   For the Six  Months Ended June 30, 2000
                                 (Unaudited)

                       WHY USA FINANCIAL GROUP, INC.
                         Consolidated Balance Sheets

                                                     (Unaudited) (Audited)
                                                      June 30,   December 31,
                                                      2000       1999
                                                    ------------ -------------
                                    Assets
Current Assets:
  Cash                                              $   351,682  $          -
  Accounts receivable                                    35,739        32,407
  Notes receivable                                      468,210         3,210
                                                    ------------ -------------
    Total Current Assets                                855,631        35,617
                                                    ------------ -------------
Fixed Assets:
  Furniture and equipment                                60,177        14,572
  Accumulated depreciation                               (7,771)      (4,863)
                                                    ------------ -------------
    Net Fixed Assets                                     52,406         9,709
                                                    ------------ -------------
Other Assets:
  Franchise acquisition costs                         2,009,589     1,994,589
  Amortization of franchise costs                       (83,316)            -
                                                    ------------ -------------
    Net Franchise Acquisition Cost                    1,926,273     1,994,589
                                                    ------------ -------------
  Patent application                                      5,000         5,000
  Investment in preferred stock                         100,000             -
  Advances to former officer                                  -        70,619
                                                    ------------ -------------

       Total Assets                                 $ 2,939,310  $  2,115,534
                                                    ============ =============

                     Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                                  $     9,301  $        200
  Deferred revenue on future conference                       -         5,729
  Due to Northwest Financial Group, Inc.                 95,928        18,391
  Loan from officer                                           -        26,400
                                                    ------------ -------------
      Total Current Liabilities                         105,229        50,720
                                                    ------------ -------------
  Deferred Income Taxes Payable                               -         3,000

Shareholders' Equity
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding               -             -
  Common stock: $.001 par value, authorized
   250,000,000, 31,400,460 issued and outstanding
   as of December 31,1999 and June 30, 2000              31,400        31,400
  Shares subscribed and reserved for
    issuance- 1,114,750 shares                        1,114,750             -
  Additional paid in capital                          2,073,283     2,022,698
  (Accumulated deficit)/Retained earnings              (385,352)        7,716
                                                    ------------ -------------
      Total Shareholders Equity                       2,834,081     2,061,814
                                                    ------------ -------------

        Total Liabilities and Shareholders' Equity  $ 2,939,310  $  2,115,534
                                                    ============ =============

         See accompanying notes to consolidated financial statements.

                      WHY USA FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                          AND RETAINED EARNINGS
                               (Unaudited)

                                      Three Months Ended           Six Months Ended
                                     30-Jun        30-Jun        30-Jun        30-Jun
                                      2000          1999          2000          1999
                                 ------------- -------------- ------------- -------------
Revenue:
  Mortgage loan originations     $    156,430  $     245,445  $    323,505  $    381,324
  Franchise fees - real estate         96,030              -       154,006             -
  New franchise sales                  31,000              -        51,000             -
                                 ------------- -------------- ------------- -------------
    Total Revenue                     283,460        245,445       528,511       381,334
                                 ------------- -------------- ------------- -------------
Expenses:
  General & Administrative            160,267         35,624       393,177        45,460
  Mortgage loan origination fees      122,173        128,821       271,108       196,836
  Franchise costs - real estate        15,272              -        47,452             -
  Marketing costs and travel           79,080              -       131,951             -
  Interest (income)                    (5,011)             -        (5,333)            -
  Depreciation                          1,821            199         2,908           342
  Amortization franchise
    acquisition cost                   41,762              -        83,316             -
                                 ------------- -------------- ------------- -------------
    Total Expenses                    415,364        164,644       924,579       242,638
                                 ------------- -------------- ------------- -------------
Income from continuing
 operations                          (131,904)        80,801      (396,068)      138,696

Income from discontinued
  operations                                -          7,261             -         7,261

(Income taxes) benefit -
  continuing operations                     -        (27,000)        3,000       (44,000)
                                 ------------- -------------- ------------- -------------
    Net Income (loss)                (131,904)        61,062      (393,068)      101,957
                                 ------------- -------------- ------------- -------------
(Accumulated deficit)Retained
 Earnings beginning of period        (253,448)        40,895         7,716             -
                                 ------------- -------------- ------------- -------------
Accumulated deficit, retained
 earnings - end of period        $   (385,352) $     101,957  $   (385,352) $    101,957
                                 ============= ============== ============= =============
Weighted average shares
 outstanding                       31,400,460         10,000    31,400,460        10,000
                                 ============= ============== ============= =============
Net loss per common share;
 Continuing operations           $     (0.004) $       5.380  $     (0.012) $      9.470
 Discontinued operations         $     (0.000) $       0.730  $     (0.000) $      0.730
 Net loss                        $     (0.004) $       6.110  $     (0.012) $     10.200


       See accompanying notes to consolidated financial statements.
                                    5

                  WHY USA FINANCIAL GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                         Six Months Ended
                                                      June 30,     June 30,
                                                      2000           1999
                                                    ------------ -------------
Cash Flows from (used in) Operating Activities:
 Net income (loss) from continuing operations       $  (393,068) $     94,696
 Adjustments to reconcile net income to net cash flow
   Provision for depreciation and amortization           86,224           342
   Deferred tax benefit                                  (3,000)            -
   Common stock issued for compensation                  57,135             -
                                                    ------------ -------------
   Increase (decrease) in Cash Flow from
    continuing Operating Activities                    (252,709)       95,038
                                                    ------------ -------------
   Discontinued operations cash flow                          -        13,433

Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts & notes receivable   (468,332)        2,000
  Increase in accounts payable                            9,101             -
  Increase in income taxes payable                            -        44,000
  Increase in deferred conference revenues               (5,729)            -
                                                    ------------ -------------
  Total Change to Operating Assets an Liabilities      (464,960)       46,000
                                                    ------------ -------------

       Net Cash from Operations                        (717,669)      154,471
                                                    ------------ -------------
Cash Flows Provided By (Used) in Investing Activities:
  Building acquisition and improvements                       -      (422,723)
  Capital expenditures - computers/equipment            (45,605)       (4,235)
  Capital expenditures - franchise cost                 (15,000)            -
  Investment in preferred stock                        (100,000)            -
                                                    ------------ -------------
       Net Cash Provided by (Used)
       in Investing Activities                         (160,605)     (426,958)
                                                    ------------ -------------
Cash Flows Used in Financial Activities:
  Net proceeds of common stock sold                   1,108,199             -
  Advances from Northwest Financial Group, Inc.         148,157         3,632
  Mortgage and building loans                                 -       404,818
  Advances payments to officers                         (26,400)            -
                                                    ------------ -------------
       Net Cash Used in Financing Activities          1,229,956       408,450
                                                    ------------ -------------
Net Increase in Cash and Cash Equivalents               351,682       135,963

Cash and Cash Equivalents at Beginning of Period              -        22,731
                                                    ------------ -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   351,682  $    158,694
                                                    ============ =============
 Supplemental Non-Cash Activities

  Supplemental Cash Flow Information:
  Cash Paid During the Year for:
     Interest Expense                               $         -  $          -
     Income Taxes                                   $         -  $          -

   See accompanying notes to consolidated financial statements.

                  WHY USA FINANCIAL GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1999 financial statements in the Company's Form 10-SB12G as amended.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the presentation used for three and six-month periods ended June 30, 2000.

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

NOTE 3 - PRIVATE PLACEMENT OF COMMON STOCK

The company is in the process of selling 1.5 million units at $1.00 per unit which consists of one share of common stock and one 3-year warrant excisable at $1.00. The private placement is being offered under Regulation D Rule 506 exemption because it is not publicly soliciting investors and the company has limited solicitation to sophisticated investors and business affiliates of officers and directors. The company has sold 1,410,000 units as of August 9, 2000.

NOTE 4 - NOTES RECEIVABLE

The company has advanced an affiliated entity $240,000 on a short term basis to fund mortgage loan originations and has advanced $145,500 to an affiliated title company for operations and to promote future business referrals. These notes bear interest at 8% and they are due upon demand by the company. The company has also advanced $65,000 to two non-affiliated mortgage origination companies to promote mortgage loan origination business. These notes bear interest at 8% and they are due upon demand by the company.

NOTE 5 - PREFERRED STOCK INVESTMENT

The company has invested $100,000 in a 8% non-cumulative preferred stock of America's Cashline to promote mortgage loan originations from associated entities. America's Cashline specializes in doing B and C credit
(non-conforming) residential mortgages.

NOTE 6 - ADVANCES FROM NORTHWEST FINANCIAL GROUP, INC

The company has been advanced $95,928 as of June 30, 2000 from Northwest Financial Group, Inc. an entity controlled by the company's largest stockholder and CEO. These funds have been advanced on a non interest-bearing basis for operational cash needs.

NOTE 7 - COMPENSATION FOR COMMON STOCK

The majority shareholder contributed 1,950,000 shares of common stock to the company and then the company issued these shares to various individuals in exchange for future services. The common stock was valued at $0.0293 per share, based upon the price per share paid by the majority shareholder, resulting in additional corporate payroll expense of $57,135.

NOTE 8 - AMORTIZATION OF FRANCHISE ACQUISITION COSTS

The company amortizes its franchise acquisition costs of $ 2,009,589 over 12 years, based upon the original 3 year franchise agreement which is renewable for three additional 3 year terms without additional cost to the franchisee.

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

        * Mr. Riesterer's contribution of the WHY USA NA shares to NWF for which he was issued 90,000 NWF shares increasing his share ownership in NWF to 100,000 shares; the 100,000 outstanding shares of NWF constituted all of the outstanding shares of NWF;

        * the issuance of 10,000,000 shares of the Company to NWF, and the subsequent distribution of those shares to Mr. Riesterer in exchange for his 100,000 shares of NWF (equaling 100 shares of the Company for each NWF share.)

        * the election of a new Board of Directors comprised of directors of NWF and WHY USA NA.

    As a result of the merger the Company acquired the business operations, products and assets NWF and its subsidiary WHY USA NA. Because the Company had no assets, revenues or operations, the accounting successor in the transaction became NWF.

Merger Treatment
----------------

     The Company's merger with NWF has been accounted for as a reverse acquisition because management of NWF became management of the Company. The financial statements for the Company's year ended 1999 reflected only the operations of NWF for 1999. NWF was incorporated in 1998, but did not commence operations until early 1999. The contribution of WHY USA NA has been accounted for as a purchase transaction and therefore the Company's Statements of Operations and Cash Flows for December 31, 1999, did not include the operations and cash flow of WHY USA NA. The financial statements of WHY USA NA for December were accounted for separately at December 31, 1999 as those of
a purchased entity.    The operations of WHY USA NA have combined with those
of the Company for the six months ended June 30, 2000

Results of Operations
---------------------

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999.

The Company incurred a loss of ($393,068) in the first six months of 2000 vs. net income from continuing operations of $96,696 in first six months of 1999. The operations have been adversely impacted by increased general and administrative expenses from $45,460 in 1999 to $393,177 in 2000. These expenses have been attributable to the companies expansion and efforts to raise capital and costs associates with its acquisition of Why USA NA, Inc. on December 31,1999 the comparative statements of operations do not reflect the operations of Why USA NA, Inc. in 1999. The Company has accounted for its acquisition of WHY USA NA, Inc. under the purchase accounting method. The results of Why USA NA, Inc. have been consolidated with the Company since the acquisition date. The Company has also been adversely affected by increased interest rates as the Federal Reserved Board has increased rates at each of its last six meetings. Mortgage interest rates have generally trended upward to the 8 1/2 % interest rate level from the 6 1/2 to 7% level prevalent in the early 1999 time frame. This interest rate increase has virtually eliminated the housing refinance market, which represented in access of 50% of the companies mortgage loan business in early 1999. The Company has staffed full time administrative positions in the Why USA franchise group in an effort to integrate its mortgage loan operations and sell new franchises. The Company expended over $14,000 in legal and accounting fees to register its franchise prospectus in over 40 states. The Company has also expended funds for legal and accounting fees to register its stock with the Securities Exchange Commission which costs exceeded $17,000. These types of expenses were not incurred in 1999. The Company overall expansion efforts have resulted in increased travel, communication costs and marketing activity which has not yet resulted in revenues to date. The Company's mortgage related expenses increased from $196,836 to $271,108 in 2000, on a relative basis client mortgage loan costs were 51.6% of mortgage sales views 83.8% in 2000, which reflects the slower mortgage loan origination market in 2000. Loan processors and office payroll were higher as loan production was lower in 2000 and higher staff costs have incurred per loan. The Company incurred $131,951 in marketing costs for new franchise sales in the first six months of 2000 vs. $43,000 for the entire 1999 fiscal year

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2000 COMPARED
TO JUNE 30, 1999.

The Company incurred a loss of ($131,904) for the three months ended June 30, 2000 compared to a net income from continuing operations of $55,801 for the three months ended June 30, 1999. The revenue from mortgage loan originations have been adversely affected by the increased residential mortgage rates resulting in almost complete elimination of the residential refinancing market. The results of Why USA NA, Inc. are not reflected in the three months ended June 30, 1999, however they are consolidated with the three months ended June 30, 2000. General and administrative expenses have increased significantly due to the Company's expansion and acquisition of Why USA NA, Inc. The Company's salary and benefit expense have increased in order to promote faster growth and integration of the two businesses. As stated in the above paragraph the Company has incurred additional legal and accounting expenses to register its franchise agreement in various states and to register its stock with the Securities Exchange Commission. The Company's effort in raising capital and market expansion has resulted in increased travel expenses. The Company's results reflect the difficulty and increased cost of originating new residential mortgages vs. refinance residential mortgages. For the three months ended June 30, 2000 mortgage loan origination fees were $122,173 resulting in a cost of 78.1% of mortgage loan origination revenue which was $156,430 compared to June 30, 1999 when mortgage loan origination fees were $128,821 resulting in a cost of 52.48% of mortgage loan originations revenue which was $245,445. Please refer to the above paragraph for additional factors that resulted in the Company's operational loss.

Liquidity and Capital Resources
-------------------------------

     Revenues

     The Company derives revenues from: (1) franchise fees, (2) new franchise sales, and (3) mortgage origination fees. During the Company's second quarter ended June 30, 2000, the Company total revenues of $528,511 were comprised of the following: 61% of its revenues came from mortgage loan origination fees, 29% from franchise transaction fees, and 10% from new franchise sales. Mortgage origination fees are achieved through NWF; revenues from real estate transactions are generated by WHY USA NA, the majority of which were derived from franchise fees. Franchise fees are comprised of ongoing transaction fees paid to the Company by its franchisees, 71 as of June 30, 2000, based on $95 per transaction or 6% of commission revenues, whichever is less, provided each franchisee must pay a monthly minimum of $325. On a proforma basis in 1999, total revenues from operations were $924,835 of which franchise fees from the Company's franchisees accounted for $366,830 (or 40%) in 1999, new franchise sales totaled $11,805 (or 1%)and mortgage loan originations totaled $546,200 (or 59%). The first half of the Company's fiscal year shows some shift in revenue percentages and evidences its current focus on new franchise sales with an 9% increase in that revenue category. Approximately 65% of such franchise fee revenues were generated from the franchisees located in Minnesota and surrounding Midwestern states (Nebraska, Iowa and Wisconsin). In 1998 and 1999, revenues from franchise sales were based on an initial fee of $9,500 for local market areas with a population greater than 50,000 and $6,500 for areas with a population of less than 50,000. The Company's new franchise offering circular provides for one initial fee of $9,900.

       Franchise Agreements

     The Company has Franchise Agreements in effect with 76 franchisees. The franchise agreement provides for:

     * initial terms of three years renewable for three additional three year terms with written notice to the Company prior to expiration without additional cost to the franchisee, provided the franchisee has complied with its obligations under the franchise agreement

     * an initial franchise fee of $9,900; payment of $95 per transaction or 6% of revenues received from each transaction; a minimum of $325 in fees in each month; pay not less than $50 per month or more than 10% of transaction fees per month into an advertising fund if established; and, pay a $2,500 transfer fee upon an approved transfer of the real estate franchise.

      * Provides for a "protected" territory and sets forth conditions and provisions regarding non-competition, the use of the WHY USA logo and proprietary information and selling techniques

      * Sets forth the Company's various obligations to provide training and materials

      Investing Activities

      The Company purchased $45,605 in computers and communications equipment to support its telemarketing operations during the first 6 months of 2000. The Company also invested $15,000 in the acquisition of a franchisee in Jamesville, Wisconsin, which it intends to operate or resell. The Company invested $100,000 in the preferred stock of a high risk or B market lending institution with which it has established a marketing relationship to develop
new higher risk markets for higher risk mortgage loans.    This B or C credit
market has not been a source of revenues for NWF in prior periods. The Company purchased $4,235 in equipment in the six months ended June 30, 1999 and it completed the acquisition of a commercial office building for $422,723 of which $408,818 was financed through debt. The office complex was ultimately returned to an affiliated entity at December 30, 1999 and is accounted for as a discontinued operation in 1999

    Liabilities/Contingent Liabilities

    The Company has total liabilities as of its quarter ended June 30, 2000 of $105,229 which includes an advance from Northwest Financial Group, Inc., an affiliate, of $95,928. The Company paid a $26,400 loan from an officer during its six month period ended June 30, 2000. As of December 31, 1999, the Company was not committed under any operating lease agreements. However, on February 1, 2000, the Company entered into a sub-lease with payments of $2,500 per month through October 31, 2000, with total future minimum sub-lease payments of $ 22,500. The Company's three other office facilities are rented on a month to month basis from affiliates.

      Financing Activities

     The Company has raised $1,114,750 in its private placement and incurred $6,551 in private placement costs through June 30, 2000. The Company was advanced $148,157 by Northwest Financial Group, an affiliate, a portion of which was reduced by the assumption of an advance from a former officer in the amount of $70,619 by the affiliate.

      Overall Cash Flows

      The Company's operations consumed $$252,709 in cash during the first six months of 2000, vs. the production $95,028 in cash flows in the first six months of 1999. These losses in 2000 were funded from the private placement proceeds. The Company has advanced an affiliated entity $240,000 on a short term basis to fund mortgage loan originations and has advanced $145,500 to an affiliated title company for operations and to promote future business referrals. These notes bear interest at 8% and they are due upon demand by the company. The company has also advanced $65,000 to two non-affiliated mortgage origination companies to promote mortgage loan origination business. These notes bear interest at 8% and they are due upon demand by the company.

      Cash Requirements and Expansion Plans

      Although the Company realized net income in 1999, and had sufficient revenues from operations to meet its cash requirements, during the second quarter of 2000 the Company operated at a loss. This trend will likely continue as the Company contends with increased operating expenses and initiates its expansion plans. The Company does not have sufficient cash flows to meet its current operating expenses as well as expansion plans which it believes are necessary for the Company to succeed. The number of the Company's franchisees decreased over the three years prior to the Company's acquisition of the system, from 91 at year end 1997 to 65 at the Company's acquisition of WHY USA NA on December 31, 1999. The Company is aggressively pursuing franchise sales and has increased its franchises to 76 at this date. The Company intends to continue to aggressively pursue its plans to expand franchise support and services and to expand its WHY USA Franchise System into more territories. Although the Company is a national franchiser, it has achieved mostly regional recognition in the Midwestern States where almost two-thirds of its franchisees are located. Management believes the Company must develop a stronger national presence in order to increase revenues from existing franchisees and increase the number of franchise offices.

      Expansion plan needs include: (1) increased working capital to support the growth of current operations, (2) capital to finance marketing and operational expansion into new territories, and (3) funding for the acquisition of one or more established businesses engaged in real estate or mortgage service operations. The Company is required therefore to seek sources of financing to fund this expansion and has commenced the private placement discussed below to fund part of it. The Company's general expansion plans include some of the following in order of priority:

      * expand existing telemarketing service; begin hiring full-time telemarketing personnel (first five in the next 3-6 months)
      * begin placing loan origination agents on site (15 in the next few months);
      * negotiate and buyout certain territories (currently the Diane Butts territory)
      *   recruit additional employee/sales representatives
      *   pursue acquisition possibilities and strategic alliances
      *   expand web site capabilities including loan origination at website
      *   offer loan origination for higher risk loans;
      *   acquire and organize insurance entity

      In connection with the Company's capital requirements over the next year, the Company will require approximately $400,000 for working capital to fund its operating losses; approximately $400,000 for expansion of telemarketing, loan agents on site, employee recruitment and territory buyouts; and $600,000 for strategic alliances and acquisition.

    Private Placement Offering

    In order to fund a portion of its expansion plans, on January 24, 2000, the Company commenced a private placement of up to 1,500,00 units at an offering price of $1.00 per unit. Units are comprised of one share of common stock and one warrant to purchase a share of common stock for $1.00, exercisable at any time for three year term commencing upon the purchase of the Unit. The Company reserved the right to call and redeem the warrants upon thirty days notice whenever the underlying stock has been quoted in a public trading market for at least 20 consecutive days at $2.00 or more. There is currently no public trading market for the Company's securities. The offering is a "best efforts" offering with no minimum; funds are available to the Company immediately upon receipt. The Company intends to use $500,000 of the proceeds towards working capital expenses to support the growth of current operations and the balance for marketing and operation expansion and/or acquisitions. $252,709 of these proceeds has already been expended in the Company's first six months. The subscribed for shares have not been issued as of this date. The offering was scheduled to close on March 31, 2000 but has been extended until August 31, 2000.

    Seasonal Aspects

    The Company realizes less revenues in general in the winter months when the real estate market is slower especially just prior to Christmas.

    Inflation

    Inflation usually softens the real estate market and increases interest rates which may also soften the market. In an effort to limit inflation, the Federal Reserve has increased interest rates which has also had a negative impact on the Company's loan origination business.

Trends/Uncertainties/Risk Factors Affecting Continuing Operations
------------------------------------------------------------------

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

     Need for Additional Financing.

     The Company's current cash flow is insufficient to satisfy its cost of operations, and therefore also insufficient to provide for its current expansion plans. During the next year, revenues will be unlikely provide sufficient cash flow to fund operations. As of this date, the Company is dependent on obtaining funding necessary for both expanded working capital requirements and expansion through its current private placement offering. To date it has received $1,116,000 in proceeds in the offering. The Company will be using $1,000,000 of the proceeds from its private placement for expansion and $500,000 for expanded working capital requirements, $252,709 of which has
already been expended.   Even presuming the Company completes its offering and
achieves maximum gross proceeds of $1,500,000, the proceeds will be sufficient to satisfy only a portion of the Company's over-all business plan. There is no assurance that additional financing will be available from any source when and if needed by the Company either through debt or equity sources. The inability to obtain additional funding could prevent the Company from implementing its business expansion plans. Additional financing could have a negative impact on the Company's shareholders in the form of dilution.

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


(1) Filed with the Company's initial Filing on Form 10SB on May 10, 2000.
(2) Filed with the Company's amended Form 10 on August 28, 2000
(3) Filed herewith


     (B) Reports on Form 8-K

      The company filed no reports on form 8-K during the three months ended June 30, 2000.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WHY USA FINANCIAL GROUP, INC.

        8/25/00                     /s/ Donald Riesterer
Dated:_________________         By: _______________________
                                    Donald Riesterer
                                    Chief Executive Officer
                                    Chairman of the Board


       8/25/00                      /s/ Leslie M. Pearson
Dated:_________________         By: _______________________
                                    Leslie M. Pearson
                                    Secretary and Treasurer
                                    (Chief Accounting Officer)