Form 10QSB/A
period 2000-03-31
WHY USA FINANCIAL GROUP INC
filed 2000-10-31
CIK 1113450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES [X] NO [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [ X ]

The number of shares outstanding of the Registrant's Common Stock, 0.001 par value, as of March 31, 2000 was 31,400,460; the Company also had 498,500 common shares subscribed for and reserved for issuance at that date.

                        WHY USA FINANCIAL GROUP, INC.

                                    INDEX


PART I. Financial Information                                          Page

Item 1. Financial Statements

         Unaudited Consolidated Balance Sheets at March 31, 2000,
         and December 31, 1999 .........................................4

         Unaudited Consolidated Statements of Operation and
         (Accumulated Deficit) Retained Earnings for the
         three months ended March 31, 2000 and 1999.....................5

         Unaudited Consolidated Statements of Cash Flows for the
         Three months ended March 31, 2000 and 1999.....................6

         Unaudited Notes to Consolidated Financial Statements...........7

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

Signatures..............................................................17

                     PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Consolidated Financial Statements
                        WHY USA FINANCIAL GROUP, INC.
                  For the Three Months Ended March 31, 2000
                                 (Unaudited)

                       WHY USA FINANCIAL GROUP, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                  March 31,     December 31,
                                                  2000          1999
                                                  ------------- -------------
                                    Assets
Current Assets:
  Cash                                            $    389,501  $          -
  Accounts receivable                                   24,270        32,407
  Notes receivable                                      12,710         3,210
                                                  ------------- -------------
      Total Current Assets                             426,481        35,617
                                                  ------------- -------------
Fixed Assets:
  Furniture and equipment                               36,572        14,572
  Accumulated depreciation                              (5,950)       (4,863)
                                                  ------------- -------------
      Net Fixed Assets                                  30,622         9,709
                                                  ------------- -------------
Other Assets:
  Franchise acquisition costs                        1,994,589     1,994,589
  Amortization of franchise costs                      (41,554)            -
                                                  ------------- -------------
      Net Franchise Acquisition Cost                 1,953,035     1,994,589
                                                  ------------- -------------
   Patent application                                    5,000         5,000
   Advances to former officer                                -        70,619
                                                  ------------- -------------
       Total Assets                               $  2,415,138  $  2,115,534
                                                  ============= =============

                     Liabilities And Stockholders' Equity

Current Liabilities:
   Accounts payable                               $     17,710  $        200
   Deferred revenue on future conference                     -         5,729
   Due to Northwest Financial Group, Inc.               44,693        18,391
   Loan from officer                                         -        26,400
                                                  ------------- -------------
      Total Current Liabilities                         62,403        50,720
                                                  ------------- -------------
    Deferred Income Taxes Payable                            -         3,000

Shareholders' Equity
   Preferred stock: no par value, authorized
    50,000,000, no shares issued and outstanding             -             -
   Common stock: $.001 par value, authorized
    250,000,000, 31,400,460 issued and outstanding
    as of December 31, 1999 and March 31, 2000          31,400        31,400
   Common stock subscribed and reserved for
     issuance - 498,500 shares                         498,500             -
   Additional paid in capital                        2,409,148     2,022,698
   (Accumulated deficit)/Retained earnings            (586,313)        7,716
                                                  ------------- -------------
      Total Shareholders Equity                      2,352,735     2,061,814
                                                  ------------- -------------

       Total Liabilities and Shareholders' Equity $  2,415,138  $  2,115,534
                                                  ============= =============

         See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATION
                 AND(ACCUMULATED DEFICIT) RETAINED EARNINGS
                                 (Unaudited)

                                                       Three Months Ended
                                                     March 31,    March 31,
                                                       2000         1999
                                                  ------------- -------------
Revenue:
   Mortgage loan originations                     $    167,075  $    135,889
   Franchise fees - real estate                         57,976             -
   New franchise sales                                  20,000             -
                                                  ------------- -------------
      Total Revenue                                    245,051       135,889
                                                  ------------- -------------
Expenses:
   General & Administrative                            565,775         9,837
   Mortgage loan origination fees                      148,935        68,014
   Franchise costs - real estate                        32,180             -
   Marketing costs and travel                           52,871             -
   Interest expense (income)                              (322)            -
   Depreciation                                          1,087           143
   Amortization franchise acquisition cost              41,554             -
                                                  ------------- -------------
      Total Expenses                                   842,080        77,994
                                                  ------------- -------------
Income (loss) from continuing operations              (597,029)       57,895

(Income taxes) benefit- continuing operations            3,000       (17,000)
                                                     ------------- -----------
      Net Income (loss)                               (594,029)       40,895

(Accumulated deficit), Retained Earnings
   beginning of period                                   7,716             -
                                                  ------------- -------------
(Accumulated deficit) Retained Earnings
   end of period                                  $   (586,313) $     40,895
                                                  ============= =============

Weighted average shares outstanding                 31,400,460    10,000,000
                                                  ============= =============
Net Income (loss) per common share
(basic and diluted)                               $     (0.019) $       .004
                                                  ============= =============






         See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                    March 31,      March 31,
                                                       2000          1999
                                                  ------------- -------------
Cash Flows from (used in) Operating Activities:
  Net income(loss)                                $   (594,029) $     40,895
  Adjustments to reconcile net income (loss) to
   net cash flow
     Provision for depreciation and amortization        42,641           143
     Deferred tax benefit                               (3,000)            -
     Common stock issued for compensation              390,000             -
                                                  ------------- -------------
     Increase (decrease) in Cash Flow
      from Operating Activities                       (164,388)       41,038
                                                  ------------- -------------
Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts & notes receivable    (1,363)        2,000
  Increase in accounts payable                          17,510             -
  Decrease in deferred conference revenues              (5,729)            -
  Increase in income taxes payable                           -        17,000
                                                   ------------- -------------
     Total Change to Operating Assets and
     Liabilities                                        10,418        19,000
                                                  ------------- -------------
           Net Cash (used in) from Operations         (153,970)       60,038
                                                  ------------- -------------
Cash Flows Used in Investing Activities:
  Capital expenditures - computers/equipment           (22,000)       (2,000)
                                                  ------------- -------------
           Net Cash Used in Investing Activities       (22,000)       (2,000)
                                                  ------------- -------------
Cash Flows Provided by (Used in)
Financial Activities:
  Net proceeds of common stock sold                    494,949             -
  Advances from (to)Northwest Financial Group, Inc.     96,922       (53,483)
  Advances (Payments) to officers                      (26,400)            -
                                                  ------------- -------------
           Net Cash Provided by (Used in)
           Financing Activities                        565,471       (53,483)
                                                  ------------- -------------
Net Increase in Cash and Cash Equivalents              389,501         4,555

Cash and Cash Equivalents at Beginning of Period             -        22,731
                                                  ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    389,501  $     27,286
                                                  ============= =============
 Supplemental Non-Cash Activities
   Supplemental Cash Flow Information:
     Cash Paid During the Year for:
       Interest Expense                           $          -  $          -
                                                  ============= =============
       Income Taxes                               $          -  $          -
                                                  ============= =============






         See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                MARCH 31, 2000

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

NOTE 3 - PRIVATE PLACEMENT OF COMMON STOCK

The Company recently completed the private placement of 1.5 million units at $1.00 per unit which consists of one share of common stock and one 3-year warrant excisable at $1.00. The private placement was offered under Regulation D Rule 506 exemption because it is not publicly soliciting investors and the company has limited solicitation to sophisticated investors and business affiliates of officers and directors. The offering closed on August 31, 2000 with $1,500,000 in proceeds.

NOTE 4 - ADVANCES FROM NORTHWEST FINANCIAL GROUP, INC

The company has been advanced $44,693 as of March 31, 2000 from Northwest Financial Group, Inc. an entity controlled by the company's largest stockholder and CEO. These funds have been advanced on a non interest-bearing basis for operational cash needs.

NOTE 5 - COMPENSATION FOR COMMON STOCK

The majority shareholder contributed 1,950,000 shares of common stock to the company and then the company issued these shares to various individuals in exchange for future services. The common stock was valued at $.20 per share which was based upon the purchase price utilized in the acquisition of WHY USA North America, Inc. - 10,000,0000 shares for $2,000,000 in net assets, resulting in a payroll expense of $390,000 reflected in general and administrative costs.

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

Acquisition of Subsidiaries
----------------------------

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

Merger Treatment
----------------

     The Company's acquisition of NWF has been accounted for as a recapitalization because management of NWF became management of the Company. The financial statements for the Company's year ended 1999 reflected only the operations of NWF for 1999. NWF was incorporated in 1998, but did not commence operations until early 1999. The contribution of WHY USA NA has been accounted for as a purchase transaction and therefore the Company's Statements of Operations and Cash Flows for December 31, 1999, did not include the operations and cash flow of WHY USA NA. The financial statements of WHY USA NA for December were accounted for separately at December 31, 1999 as those of
a purchased entity.    The operations of WHY USA NA have combined for the
first quarter ended March 31, 2000.

Results of Operations - First Quarters Ended March 31, 2000 and 1999
--------------------------------------------------------------------

     The Company's operations reflect a loss of $ 594,029 in first quarter 2000 vs. net income of $40,895 in the first quarter 1999. The increase was due to a $390,000 compensation expense for stock transferred to officers for services in connection with consolidating the entities during the first quarter and higher marketing and personnel costs by WHY USA NA to broaden its franchise system. This stock was owned by Donald Riesterer, the Company's Chief Executive Officer. The Company's marketing costs were substantially greater than its new franchise sales in the first quarter ended March 31, 2000. The Company's franchise fees on real estate transactions totaled $57,976 during the first quarter of this year. The Company has a seasonal decline in real estate franchise transactions fees in the first and fourth quarters of each year. New franchise sales totaled $20,000 and direct marketing and travel costs $52,871 The Company lost $111,660 in its franchising operations, $76,385 in its mortgage loan origination operations and incurred additional general and administrative expenses of $73,119 during the first quarter of 2000 resulting in a total loss of $261,164. The Company's additional general and administrative expenses were incurred in connection with reviewing various business opportunities as well as increased personnel expenses, higher legal and accounting expenses, and employee recruitment fees. The Company also incurred a non cash expense on the amortization of its franchise acquisition costs of $41,554 in first quarter of 2000. The 1999 first quarter financials include only the operations of NWF as WHY USA NA was not acquired until December 31, 1999. The Company's 1999 operations were favorably influenced by a strong refinancing market which generated a greater margin for level of effort in the mortgage operations.

Liquidity and Capital Resources
-------------------------------

     Revenues from Operating Activities

     The Company derives revenues from: (1) franchise fees, (2) new franchise sales, and (3) mortgage origination fees. During the Company's first quarter ended March 31, 2000, the Company derived 68% of its revenues from mortgage loan origination fees, 24% from franchise fees, and 8% from new franchise sales. Mortgage origination fees are achieved through NWF; revenues from real estate transactions are generated by WHY USA NA, the majority of which were derived from franchise fees. Franchise fees are comprised of ongoing transaction fees paid to the Company by its franchisee offices (68 at March 31, 2000 vs. 65 in 1999) based on $95 per transaction or 6% of commission revenues, whichever is less, provided each franchisee must pay a monthly minimum of $325. During 1999, the Company had also reduced the minimum percentage to 4% of commission revenues, and the monthly minimum payment to $225 under certain circumstances. On a pro forma basis in 1999, total revenues from operations were $924,835 of which franchise fees from the Company's franchisees accounted for $366,830 (or 40%), in 1999, new franchise sales totaled $11,805 (or 1%), and mortgage loan originations totaled $546,200 (or 59%, showing a 7% increase in revenues from franchise sales in the first
quarter of 2000.   Approximately 65% of such franchise fee revenues were
generated from the franchisees located in Minnesota and surrounding Midwestern states (Nebraska, Iowa and Wisconsin). In 1998 and 1999, revenues from franchise sales were based on an initial fee of $9,500 for local market areas with a population greater than 50,000 and $6,500 for areas with a population of less than 50,000. The Company's new franchise offering circular provides for one initial fee of $9,900.

     The Company's mortgage loan business suffered in the first quarter of 2000 as the federal reserve Board continued to increase lending rates which adversely impacted residential mortgage rates. Although the Company has begun to do a significant amount of second mortgages, it did not result in as large a commission on a per loan basis. Mortgage loan origination revenues were $167,075 in the first quarter of 2000 vs. $135,889 in the first quarter of 1999. These number are not directly comparable as the Company did not fully scale up its mortgage loan business until February of 1999. The Company's refinance of existing mortgage business represented 91% of the value of NWF's business in the first quarter of 1999, with new mortgages generating 2% of its revenues and second mortgages representing 7%. In the first quarter of 2000, refinancing accounted for 35% of NWF's transaction volume with new loans accounting for 25% of the volume and second mortgages accounting for 45% of its volume. Transaction volume was down, however, from 46 transactions in the first quarter of 1999 to 42 in the first quarter of 2000. NWF is attempting to gear up its WHY USA referrals to compensate for its loss in volume from refinances.

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

     Financing Activities

     The Company raised $498,500 in its private placement in its first quarter 2000 and consumed approximately $110,000 of this amount to fund losses in its real estate and mortgage operation. The Company incurred a non-cash compensation charge of $390,000 to officers and directors for stock which the CEO transferred from his name to these persons for assistance in the combination of the consolidated entities. The Company amortized $41,762 of its franchise acquisition costs in the first quarter of 2000 which is also a non-cash charge to expenses. The Company also received a minor amount of funding from vendors who increased accounts payable by $17,500 in its first fiscal
quarter.   The Company repaid Donald Riesterer's loan of $26,400 and received over $24,000 in funding from Northwest Financial Group, Inc. for its mortgage loan operations. In 1999, net income was utilized by the Company to repay advances from Northwest Financial Group, Inc. in the amount of $53,483. Northwest Financial Group is an affiliate of the Company.

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

     Private Placement Offering

     In order to fund a portion of its expansion plans, on January 24, 2000, the Company commenced a private placement of up to 1,500,000 units at an offering price of $1.00 per unit which closed on August 31, 2000 with maximum proceeds of $1,500,000. Units are comprised of one share of common stock and one warrant to purchase a share of common stock for $1.00, exercisable at any time for three year term commencing upon the purchase of the Unit. The Company reserved the right to call and redeem the warrants upon thirty days notice whenever the underlying stock has been quoted in a public trading market for at least 20 consecutive days at $2.00 or more. There is currently no public trading market for the Company's securities. The offering was a "best efforts" offering with no minimum; funds were available to the Company immediately upon receipt. The Company intends to use $500,000 of the proceeds towards working capital expenses to support the growth of current operations and the balance for marketing and operation expansion and/or acquisitions. $100,000 of this has already been expended in the Company's first fiscal quarter. The Company closed its offering on August 31, 2000 with 1,500,000 in proceeds.

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

     Need for Additional Financing.

     The Company's current cash flow is insufficient to satisfy its cost of operations, and therefore also insufficient to provide for its current expansion plans. As of this date, the Company is dependent on obtaining funding necessary for both expanded working capital requirements and expansion through its private placement offering which closed on August 31, 2000. The

Company received $1,500,000 in proceeds in the offering. The Company will be using $1,000,000 of the proceeds from its private placement for expansion and
$500,000 for expanded working capital requirements.   Even with the offering
proceeds of $1,500,000, the proceeds will be sufficient to satisfy only a portion of the Company's over-all business plan. There is no assurance that additional financing will be available from any source when and if needed by the Company either through debt or equity sources. The inability to obtain additional funding could prevent the Company from implementing its business expansion plans. Additional financing could have a negative impact on the Company's shareholders in the form of dilution.

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

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company has received subscriptions for 1,500,000 Units in its current private placement offering which closed on August 31, 2000. The Company is relying on the exemption from registration provided under Section 3(b) Regulation D, Rule 506 in the offer and sale of the Units in the private placement. The Company believes it is entitled to rely on the Regulation D Rule 506 exemption because it is not publicly soliciting investors who are largely individuals or entities with a business or personal association with management. The Company believes that the investors: (1) had access to and have been provided with information regarding the Company as set forth in a private placement offering memorandum; (2) are aware that the securities are not being registered under US securities laws; (3) acquired the securities for his/her own account for investment purposes only; (4) understand that the securities may need to be held indefinitely unless registered or unless an exemption from registration applies to a proposed disposition; (5) are "accredited" and/or "sophisticated" having sufficient knowledge of Company and sufficient investment experience to make investment decisions, and (6) are aware that no public market exists for the Company's securities. The Company is paying no commissions for sales of the Units. There were 54 investors in the offering of which 52 were "accredited".

     The Company has spent $110,000 of the proceeds of the offering on working capital deficits during its first quarter.

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


                                WHY USA FINANCIAL GROUP, INC.

           10/30/00                   /s/ Donald Riesterer
Dated:   _______________         By: _______________________
                                     Donald Riesterer
                                     Chief Executive Officer
                                     Chairman of the Board


          10/30/00                     /s/ Leslie M. Pearson
Dated:  ________________         By: _______________________
                                     Leslie M. Pearson
                                     Secretary and Treasurer
                                     (Chief Accounting Officer)