Form 10QSB/A
period 2000-06-30
WHY USA FINANCIAL GROUP INC
filed 2000-10-31
CIK 1113450

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

                        WHY USA FINANCIAL GROUP, INC.

                                    INDEX




PART I. Financial Information                                        Page

Item 1. Financial Statements

         Unaudited Consolidated Balance Sheets at June 30,
         2000 (unaudited) and December 31, 1999........................4

         Unaudited Consolidated Statements of Operation and
         (Accumulated Deficit) Retained Earnings for the three
         months and six months ended June 30, 2000 and 1999............5

         Unaudited Consolidated Statements of Cash Flows  for
         the six months ended June 30, 2000 and 1999...................6

         Unaudited  Notes to Consolidated Financial Statements.........6

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

Signatures............................................................17

                     PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Consolidated Financial Statements
                        WHY USA FINANCIAL GROUP, INC.
                   For the Six  Months Ended June 30, 2000
                                 (Unaudited)

                        WHY USA FINANCIAL GROUP, INC.
                         Consolidated Balance Sheets
                                (Unaudited)

                                                      June 30,   December 31,
                                                      2000       1999
                                                    ------------ -------------
                                    Assets
Current Assets:
  Cash                                              $   351,682  $          -
  Accounts receivable                                    35,739        32,407
  Notes receivable                                      468,210         3,210
                                                    ------------ -------------
    Total Current Assets                                855,631        35,617
                                                    ------------ -------------
Fixed Assets:
  Furniture and equipment                                60,177        14,572
  Accumulated depreciation                               (7,771)      (4,863)
                                                    ------------ -------------
    Net Fixed Assets                                     52,406         9,709
                                                    ------------ -------------
Other Assets:
  Franchise acquisition costs                         2,009,589     1,994,589
  Amortization of franchise costs                       (83,316)            -
                                                    ------------ -------------
    Net Franchise Acquisition Cost                    1,926,273     1,994,589
                                                    ------------ -------------
  Patent application                                      5,000         5,000
  Investment in preferred stock                         100,000             -
  Advances to former officer                                  -        70,619
                                                    ------------ -------------
       Total Assets                                 $ 2,939,310  $  2,115,534
                                                    ============ =============

                     Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable                                  $     9,301  $        200
  Deferred revenue on future conference                       -         5,729
  Due to Northwest Financial Group, Inc.                 95,928        18,391
  Loan from officer                                           -        26,400
                                                    ------------ -------------
      Total Current Liabilities                         105,229        50,720
                                                    ------------ -------------
  Deferred Income Taxes Payable                               -         3,000

Shareholders' Equity
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding               -             -
  Common stock: $.001 par value, authorized
   250,000,000, 31,400,460 issued and outstanding
   as of December 31,1999 and June 30, 2000              31,400        31,400
  Shares subscribed and reserved for
    issuance- 1,114,750 shares                        1,114,750             -
  Additional paid in capital                          2,406,148     2,022,698
  (Accumulated deficit)/Retained earnings              (718,217)        7,716
                                                    ------------ -------------
      Total Shareholders Equity                       2,834,081     2,061,814
                                                    ------------ -------------

        Total Liabilities and Shareholders' Equity  $ 2,939,310  $  2,115,534
                                                    ============ =============

See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                            AND RETAINED EARNINGS
                                 (Unaudited)


                                   Three Months Ended           Six Months Ended
                                  30-Jun        30-Jun        30-Jun        30-Jun
                                   2000          1999          2000          1999
                              ------------- -------------- ------------- -------------
Revenue:
  Mortgage loan originations  $    156,430  $     245,445  $    323,505  $    381,324
  Franchise fees - real estate      96,030              -       154,006             -
  New franchise sales               31,000              -        51,000             -
                              ------------- -------------- ------------- -------------
    Total Revenue                  283,460        245,445       528,511       381,334
                              ------------- -------------- ------------- -------------
Expenses:
  General & Administrative         160,267         35,624       726,042        45,460
  Mortgage loan origination fees   122,173        128,821       271,108       196,836
  Franchise costs - real estate     15,272              -        47,452             -
  Marketing costs and travel        79,080              -       131,951             -
  Interest (income)                 (5,011)             -        (5,333)            -
  Depreciation                       1,821            199         2,908           342
  Amortization franchise
    acquisition cost                41,762              -        83,316             -
                              ------------- -------------- ------------- -------------
    Total Expenses                 415,364        164,644     1,257,444       242,638
                              ------------- -------------- ------------- -------------
Income from continuing
 operations                       (131,904)        80,801      (728,933)      138,696

Income from discontinued
  operations                             -          7,261             -         7,261

(Income taxes) benefit -
  continuing operations                  -        (27,000)        3,000       (44,000)
                              ------------- -------------- ------------- -------------
    Net Income (loss)             (131,904)        61,062      (725,933)      101,957
                              ------------- -------------- ------------- -------------
(Accumulated deficit)Retained
 Earnings beginning of period     (596,313)        40,895         7,716             -
                              ------------- -------------- ------------- -------------
Accumulated deficit, retained
 earnings - end of period     $   (718,217) $     101,957  $   (718,217) $    101,957
                              ============= ============== ============= =============
Weighted average shares
 outstanding                    31,400,460     10,000,000    31,400,460    10,000,000
                              ============= ============== ============= =============

Net income(loss) per common share:
 Continuing operations        $     (0.004) $       0.005  $     (0.023) $      0.009
 Discontinued operations      $     (0.000) $       0.001  $     (0.000) $      0.001
 Net income (loss)            $     (0.004) $       0.006  $     (0.023) $      0.010


         See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                         Six Months Ended
                                                       June 30,     June 30,
                                                        2000         1999
                                                    ------------ -------------
Cash Flows from (used in) Operating Activities:
 Net income (loss) from continuing operations       $  (725,933) $     94,696
 Adjustments to reconcile net income to net cash flow
   Provision for depreciation and amortization           86,224           342
   Deferred tax benefit                                  (3,000)            -
   Common stock issued for compensation                 390,000             -
                                                    ------------ -------------
   Increase (decrease) in Cash Flow from
    continuing Operating Activities                    (252,709)       95,038
                                                    ------------ -------------
   Discontinued operations cash flow                          -        13,433

Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts & notes receivable   (468,332)        2,000
  Increase in accounts payable                            9,101             -
  Increase in income taxes payable                            -        44,000
  Increase in deferred conference revenues               (5,729)            -
                                                    ------------ -------------
  Total Change to Operating Assets an Liabilities      (464,960)       46,000
                                                    ------------ -------------

       Net Cash from Operations                        (717,669)      154,471
                                                    ------------ -------------
Cash Flows Provided By (Used) in Investing Activities:
  Building acquisition and improvements                       -      (422,723)
  Capital expenditures - computers/equipment            (45,605)       (4,235)
  Capital expenditures - franchise cost                 (15,000)            -
  Investment in preferred stock                        (100,000)            -
                                                    ------------ -------------
       Net Cash Provided by (Used)
       in Investing Activities                         (160,605)     (426,958)
                                                    ------------ -------------
Cash Flows Used in Financial Activities:
  Net proceeds of common stock sold                   1,108,199             -
  Advances from Northwest Financial Group, Inc.         148,157         3,632
  Mortgage and building loans                                 -       404,818
  Advances payments to officers                         (26,400)            -
                                                    ------------ -------------
       Net Cash Used in Financing Activities          1,229,956       408,450
                                                    ------------ -------------

Net Increase in Cash and Cash Equivalents               351,682       135,963

Cash and Cash Equivalents at Beginning of Period              -        22,731
                                                    ------------ -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   351,682  $    158,694
                                                    ============ =============
 Supplemental Non-Cash Activities

  Supplemental Cash Flow Information:
  Cash Paid During the Year for:
     Interest Expense                               $         -  $          -
     Income Taxes                                   $         -  $          -

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

NOTE 3 - PRIVATE PLACEMENT OF COMMON STOCK

The company recently completed the private placement of 1.5 million units at $1.00 per unit which consists of one share of common stock and one 3-year warrant excisable at $1.00. The private placement was offered under Regulation D Rule 506 exemption because it is not publicly soliciting investors and the company has limited solicitation to sophisticated investors and business affiliates of officers and directors. The company closed its offering on August 31, 2000 with $1,500,000 in proceeds.

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

NOTE 6 - ADVANCES FROM NORTHWEST FINANCIAL GROUP, INC

The Company utilized the services (rent and personnel) of Northwest Financial Group, Inc., an entity controlled by its largest stockholder and CEO, which totaled $95,928 as of June 30, 2000. The Company paid for these expenses in its third quarter of 2000.

NOTE 7 - COMPENSATION FOR COMMON STOCK

The majority shareholder contributed 1,950,000 shares of common stock to the company and then the company issued these shares to various individuals in exchange for future services. The shares were valued at $0.20 each. The common stock value of $.20 per share was based upon the purchase price utilized in the acquisition of WHY USA North America, Inc. - 10,000,0000 shares for $2,000,000 in net assets, resulting in a payroll expense of $390,000 reflected in general and administrative costs.

NOTE 8 - AMORTIZATION OF FRANCHISE ACQUISITION COSTS

The company amortizes its franchise acquisition costs of $ 2,009,589 over 12 years, based upon the original 3 year franchise agreement which is renewable for three additional 3 year terms without additional cost to the franchisee.

ITEM 2 - MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
-------------

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

Merger Treatment
----------------

     The Company's acquisition/merger of NWF has been accounted for as a recapitalization because management of NWF became management of the Company. The financial statements for the Company's year ended 1999 reflected only the operations of NWF for 1999. NWF was incorporated in 1998, but did not commence operations until early 1999. The contribution of WHY USA NA has been accounted for as a purchase transaction and therefore the Company's Statements of Operations and Cash Flows for December 31, 1999, did not include the operations and cash flow of WHY USA NA. The financial statements of WHY USA NA for December were accounted for separately at December 31, 1999 as those of
a purchased entity.    The operations of WHY USA NA have combined with those
of the Company for the six months ended June 30, 2000

Results of Operations

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999.

     The Company incurred a loss of $725,933 in the first six months of 2000 vs. net income from continuing operations of $94,696 in first six months of 1999. The operations have been adversely impacted by increased general and administrative expenses from $45,460 in 1999 to $726,042 in 2000. $390,000 of this increase was due to a first quarter compensation expense which resulted from the transfer of shares to officers and directors in connection with services performed in consolidating the entities. Other expense increases have been attributable to the Company's expansion and efforts to raise capital and costs associates with its acquisition of Why USA NA, Inc. on December 31,1999

     The comparative statements of operations do not reflect the operations of Why USA NA, Inc. in 1999. The Company has accounted for its acquisition of WHY USA NA, Inc. under the purchase accounting method. The results of Why USA NA, Inc. have been consolidated with the Company since the acquisition date. The Company has staffed full time administrative positions in the Why USA franchise group in an effort to integrate its mortgage loan operations and sell new franchises. The Company expended over $14,000 in legal and accounting fees to register its franchise prospectus in over 40 states. The Company has also expended funds for legal and accounting fees to register its stock with the Securities Exchange Commission which costs exceeded $17,000. These types of expenses were not incurred in 1999. The Company overall expansion efforts have resulted in increased travel, communication costs and marketing activity which has not yet resulted in revenues to date.

     The Company's mortgage related expenses increased from $196,836 to $271,108 in 2000, on a relative basis client mortgage loan costs were 51.6% of mortgage sales vs. 83.8% in 2000, which reflects the slower mortgage loan origination market in 2000. Loan processors and office payroll were higher as loan production was lower in 2000 and higher staff costs have incurred per loan. The Company incurred $131,951 in marketing costs for new franchise sales in the first six months of 2000 vs. $43,000 for the entire 1999 fiscal year

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2000 COMPARED
TO JUNE 30, 1999.

     The Company incurred a loss of $131,904 for the three months ended June 30, 2000 compared to a net income from continuing operations of $55,801 for the three months ended June 30, 1999. The revenues from mortgage loan originations have been adversely affected by the increased residential mortgage rates resulting in almost complete elimination of the residential refinancing market. The results of Why USA NA, Inc. are not reflected in the three months ended June 30, 1999, however they are consolidated with the three months ended June 30, 2000. General and administrative expenses have increased significantly due to the Company's expansion and acquisition of Why USA NA, Inc. The Company's salary and benefit expense have increased in order to promote faster growth and integration of the two businesses. As stated in the above paragraph the Company has incurred additional legal and accounting expenses to register its franchise agreement in various states and to register its stock with the Securities Exchange Commission. The Company's effort in raising capital and market expansion has resulted in increased travel expenses. The Company's results reflect the difficulty and increased cost of originating new residential mortgages vs. refinance residential mortgages. For the three months ended June 30, 2000 mortgage loan origination fees were $122,173 resulting in a cost of 78.1% of mortgage loan origination revenue which was $156,430 compared to June 30, 1999 when mortgage loan origination fees were $128,821 resulting in a cost of 52.48% of mortgage loan originations revenue which was $245,445. Please refer to the above paragraph for additional factors that resulted in the Company's operational loss.

Liquidity and Capital Resources
--------------------------------

     Revenues

     The Company derives revenues from: (1) franchise fees, (2) new franchise sales, and (3) mortgage origination fees.

     During the Company's second quarter ended June 30, 2000, the Company total revenues of $528,511 were comprised of the following: 61% of its revenues came from mortgage loan origination fees, 29% from franchise transaction fees, and 10% from new franchise sales. Mortgage origination fees are achieved through NWF; revenues from real estate transactions are generated by WHY USA NA, the majority of which were derived from franchise fees. Franchise fees are comprised of ongoing transaction fees paid to the Company by its franchisees, 76 as of June 30, 2000, based on $95 per transaction or 6% of commission revenues, whichever is less, provided each franchisee must pay a monthly minimum of $325. On a proforma basis in 1999, total revenues from operations were $924,835 of which franchise fees from the Company's franchisees accounted for $366,830 (or 40%) in 1999, new franchise sales totaled $11,805 (or 1%)and mortgage loan originations totaled $546,200 (or 59%). The first half of the Company's fiscal year shows some shift in revenue percentages and evidences its current focus on new franchise sales with an 9% increase in that revenue category. Approximately 65% of such franchise fee revenues were generated from the franchisees located in Minnesota and surrounding Midwestern states (Nebraska, Iowa and Wisconsin). In 1998 and 1999, revenues from franchise sales were based on an initial fee of $9,500 for local market areas with a population greater than 50,000 and $6,500 for areas with a population of less than 50,000. The Company's new franchise offering circular provides for one initial fee of $9,900.

     The Company's loan origination business has been adversely affected by increased interest rates as the Federal Reserved Board has increased rates at each of its last six meetings. Mortgage interest rates have generally trended upward to the 8 1/2% interest rate level from the 6 1/2 to 7% level prevalent in the early 1999 time frame. This interest rate increase has virtually eliminated the housing refinance market, which represented approximately 95% of the NWF's mortgage loan business in early 1999. In response to the changing market, and in an effort to more successfully integrate its mortgage loan business with its franchise business through WHY USA NA referrals, NWF has begun shifting its loans from refinances to first and second mortgages. NWF's loan volume in the first half of 2000 consisted of 88 transactions (down from 99 in the first half of 1999): 25% new mortgages, 43% refinances and 32% second mortgages. This demonstrates a substantial shift from the breakdown in the first half of 1999 which consisted of 2% new loans, 86% refinance and 12% second mortgages. When looking specifically at the second quarter, NWF's residential loan business consisted of 59 loans: 30% new purchase, 39% refinance and 31% second mortgages. Compared to the second quarter of 1999, this again shows the decrease in refinancing mortgages which consisted of 81% of NWF's 42 loans in second quarter 1999; the balance in that quarter
consisted of 2% new purchase and 17% second mortgage.   New home mortgages are
generally larger in size and generate more revenues per transaction. Second mortgages tend to be smaller and generate less revenue per transaction.

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

      Investing Activities

      The Company purchased $45,605 in computers and communications equipment to support its telemarketing operations during the first 6 months of 2000. The Company also invested $15,000 in the acquisition of a franchisee in Jamesville, Wisconsin, which it intends to operate or resell. The Company invested $100,000 in the preferred stock of a high risk or B market lending institution with which it has established a marketing relationship to develop
new higher risk markets for higher risk mortgage loans.    This B or C credit
market has not been a source of revenues for NWF in prior periods. The Company purchased $4,235 in equipment in the six months ended June 30, 1999 and it completed the acquisition of a commercial office building for $422,723 of which $408,818 was financed through debt. The office complex was ultimately returned to an affiliated entity at December 30, 1999 and is accounted for as a discontinued operation in 1999.

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

      Overall Cash Flows

      The Company's operations consumed $252,709 in cash during the first six months of 2000, vs. the production $95,028 in cash flows in the first six months of 1999. These losses in 2000 were funded from the private placement proceeds. The Company has advanced an affiliated entity $240,000 on a short term basis to fund mortgage loan originations and has advanced $145,500 to an affiliated title company for operations and to promote future business referrals. These notes bear interest at 8% and they are due upon demand by the company. The company has also advanced $65,000 to two non-affiliated mortgage origination companies to promote mortgage loan origination business. These notes bear interest at 8% and they are due upon demand by the company.

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

    Private Placement Offering

    In order to fund a portion of its expansion plans, on January 24, 2000, the Company commenced a private placement of up to 1,500,00 units at an offering price of $1.00 per unit. The offering closed on August 31, 2000 with 1,500,000 Units sold for proceeds to the Company of $1,500,000. Units consisted of one share of common stock and one warrant to purchase a share of common stock for $1.00, exercisable at any time for three year term commencing upon the purchase of the Unit. The Company reserved the right to call and redeem the warrants upon thirty days notice whenever the underlying stock has been quoted in a public trading market for at least 20 consecutive days at $2.00 or more. There is currently no public trading market for the Company's securities. The offering was a "best efforts" offering with no minimum; funds were available to the Company immediately upon receipt. The Company intends to use $500,000 of the proceeds towards working capital expenses to support the growth of current operations and the balance for marketing and operation expansion and/or acquisitions. $252,709 of these proceeds were expended in the Company's first six months.

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

     Need for Additional Financing.

     The Company's current cash flow is insufficient to satisfy its cost of operations, and therefore also insufficient to provide for its current expansion plans. During the next year, revenues will be unlikely provide sufficient cash flow to fund operations. As of this date, the Company is dependent on obtaining funding necessary for both expanded working capital requirements and expansion through its recently completed private placement offering. The Company received $1,500,000 in proceeds in the offering. The Company will be using $1,000,000 of the proceeds from its private placement for expansion and $500,000 for expanded working capital requirements, $252,709 of which has already been expended during the six period ended June 30, 2000. The $1,500,000 in proceeds from the offering, however, will be sufficient to satisfy only a portion of the Company's over-all business plan. There is no assurance that additional financing will be available from any source when and if needed by the Company either through debt or equity sources. The inability to obtain additional funding could prevent the Company from implementing its business expansion plans. Additional financing could have a negative impact on the Company's shareholders in the form of dilution.

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


                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company received subscriptions for 1,500,000 Units in its recently completed private placement offering which closed on August 31, 2000. The Company relied on the exemption from registration provided under Section 3(b) Regulation D, Rule 506 in the offer and sale of the Units in the private placement. The Company believes it is entitled to rely on the Regulation D Rule 506 exemption because it is not publicly soliciting investors who are largely individuals or entities with a business or personal association with management. The Company believes that the investors: (1) have access to and have been provided with information regarding the Company as set forth in a private placement offering memorandum; (2) are aware that the securities are not being registered under US securities laws; (3) are acquiring the securities for his/her own account for investment purposes only; (4) understand that the securities may need to be held indefinitely unless registered or unless an exemption from registration applies to a proposed disposition; (5) are "accredited" and/or "sophisticated" having sufficient knowledge of Company and sufficient investment experience to make investment decisions, and (6) are aware that no public market exists for the Company's securities. The Company is paying no commissions for sales of the Units. There
were 54 investors in the offering of which 52 were "accredited".      Proceeds
were immediately available to the Company and it spent $252,709 of the proceeds on working capital deficits during its first quarter.

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


                                WHY USA FINANCIAL GROUP, INC.

       10/30/00                     /s/ Donald Riesterer
Dated:_________________         By: _______________________
                                    Donald Riesterer
                                    Chief Executive Officer
                                    Chairman of the Board


       10/30/00                     /s/ Leslie M. Pearson
Dated:_________________         By: _______________________
                                    Leslie M. Pearson
                                    Secretary and Treasurer
                                    (Chief Accounting Officer)