Form 10QSB
period 2000-09-30
WHY USA FINANCIAL GROUP INC
filed 2000-11-14
CIK 1113450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the Quarterly Period Ended September 30, 2000

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES [X] NO [ ], and (2) has been subject to such filing requirements for the
past 90 days. YES [X]   NO [  ]

The number of shares outstanding of the Registrant's Common Stock, 0.001 par value, as of September 30, 2000 was 32,827,640; the Company also had an additional 72,820 shares subscribed for and reserved for issuance at September 30, 2000.

                        WHY USA FINANCIAL GROUP, INC.

                                    INDEX




PART I. Financial Information                                            Page

Item 1. Financial Statements

         Unaudited Consolidated Balance Sheets at September 30,
         2000 and December 31, 1999........................................4

         Unaudited Consolidated Statements of Operation and
         (Accumulated Deficit) Retained Earnings for the three
         months and nine months ended September 30, 2000 and 1999..........5

         Unaudited Consolidated Statements of Cash Flows for
         the nine months ended September 30, 2000 and 1999.................6

         Unaudited  Notes to Consolidated Financial Statements.............7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation................................10

PART II. Other Information

Item 1.  Legal Proceedings.................................................17

Item 2.  Changes in Securities.............................................17

Item 3.  Defaults Upon Senior Securities...................................18

Item 4.  Submission of Matters to a Vote of Securities Holders.............18

Item 5.  Other Information.................................................18

Item 6.  Exhibits and Reports on Form 8-K..................................18

Signatures.................................................................20

                     PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Consolidated Financial Statements
                        WHY USA FINANCIAL GROUP, INC.
                 For the Nine Months Ended September 30, 2000
                                 (Unaudited)

                        WHY USA FINANCIAL GROUP, INC.
                         Consolidated Balance Sheets
                                 (Unaudited)
                                                    September 30, December 31,
                                                        2000       1999
                                                    ------------ -------------
                                      Assets
Current Assets:
  Cash                                              $   174,835  $          -
  Accounts receivable                                    34,138        32,407
  Notes receivable and accrued interest                 151,429         3,210
  Northwest Investment Trust-note and interest          476,904             -
                                                    ------------ -------------
    Total Current Assets                                837,306        35,617
                                                    ------------ -------------
Fixed Assets:
  Furniture and equipment                                70,508        14,572
  Accumulated depreciation                              (11,005)       (4,863)
                                                    ------------ -------------
    Net Fixed Assets                                     59,503         9,709
                                                    ------------ -------------
Other Assets:
  Franchise acquisition costs                         2,104,589     1,994,589
  Amortization of franchise costs                      (129,245)            -
                                                    ------------ -------------
    Net Franchise Acquisition Cost                    1,975,344     1,994,589
                                                    ------------ -------------
  Patent application                                      5,000         5,000
  Investment in preferred stock                         100,000             -
  Advances to former officer                                  -        70,619
                                                    ------------ -------------
       Total Assets                                 $ 2,977,153  $  2,115,534
                                                    ============ =============
     Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable and accrued expenses             $    39,058  $        200
  Note payable  franchise acquisition                    50,000             -
  Deferred revenue on future conference                       -         5,729
  Due to Northwest Financial Group, Inc.                      -        18,391
  Loan from officer                                           -        26,400
                                                   -----------  -------------
      Total Current Liabilities                          89,058        50,720
                                                    ------------ -------------

  Deferred Income Taxes Payable                               -         3,000

Shareholders' Equity
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding               -             -
  Common stock: $.001 par value, authorized
   250,000,000, 31,400,460 issued and outstanding
   as of December 31,1999 and 32,827,640 as of
   September 30, 2000                                    32,828        31,400
  Additional paid in capital                          3,832,361     2,022,698
  (Accumulated deficit)/Retained earnings              (977,094)        7,716
                                                    ------------ -------------
      Total Shareholders Equity                       2,888,095     2,061,814
                                                    ------------ -------------
        Total Liabilities and Shareholders' Equity  $ 2,977,153  $  2,115,534
                                                    ============ =============

See accompanying notes to consolidated financial statements.



                        WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                            AND RETAINED EARNINGS
                                 (Unaudited)


                                   Three Months Ended           Nine Months Ended
                                  30-Sept        30-Sept        30-Sept        30-Sept
                                   2000            1999          2000          1999
                              ------------- -------------- ------------- -------------
Revenue:
  Mortgage loan originations  $    188,171  $      79,529  $    511,676  $    460,863
  Franchise fees - real estate      69,913              -       223,838             -
  New franchise sales               49,500              -       100,500             -
  Real estate franchise operations  30,000              -        30,000             -
  Interest income                   12,705              -        18,119             -
                              ------------- -------------- ------------- -------------
    Total Revenue                  350,289         79,529       884,133       460,863
                              ------------- -------------- ------------- -------------
Expenses:
  General & administrative         326,159         29,220     1,101,658        74,680
  Mortgage loan origination fees   152,539         88,947       423,682       285,783
  Franchise costs - real estate      7,752              -        39,737             -
  Marketing costs and travel        73,552              -       171,479             -
  Depreciation                       3,235            199         6,142           541
  Amortization franchise
    acquisition cost                45,929              -       129,245             -
                              ------------- -------------- ------------- -------------
    Total Expenses                 609,166        118,366     1,871,943       361,004
                              ------------- -------------- ------------- -------------
Income from continuing
 operations                       (258,877)       (38,837)     (987,810)       99,859
Income from discontinued
  operations                             -          9,775             -        17,036

(Income taxes) benefit
continuing operations                    -         12,000         3,000       (32,000)
                 -            ------------- -------------- ------------- -------------

    Net Income (loss)             (258,877)       (17,062)     (984,810)       84,895
                              ------------- -------------- ------------- -------------
(Accumulated deficit)Retained
 Earnings beginning of period     (718,217)       101,957         7,716             -
                              ------------- -------------- ------------- -------------
Accumulated deficit, retained
 earnings - end of period     $   (977,094) $      84,895  $   (977,094) $     84,895
                              ============= ============== ============= =============
Weighted average shares
 outstanding                    32,671,195     10,000,000     32,160,222    10,000,000
                              ============= ============== ============= =============

Net income(loss) per common share:
 Continuing operations        $     (0.008) $       (0.003) $     (0.030) $      0.006
 Discontinued operations      $     (0.000) $        0.001  $     (0.000) $      0.002
 Net income (loss)            $     (0.008) $       (0.002) $     (0.030) $      0.008


         See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                         Nine Months Ended
                                                       Sept 30,     Sept 30,
                                                        2000         1999
                                                    ------------ -------------
Cash Flows from (used in) Operating Activities:
 Net income (loss) from continuing operations       $  (984,810) $     67,859
 Adjustments to reconcile net income to net cash flow
   Provision for depreciation and amortization          135,387           541
   Deferred tax benefit                                  (3,000)            -
   Common stock issued for compensation                 390,000             -
                                                    ------------ -------------
   Increase (decrease) in Cash Flow from
    continuing Operating Activities                    (462,423)       68,400
                                                    ------------ -------------
   Discontinued operations cash flow                          -        17,036

Changes in Operating Assets and Liabilities:
  Decrease (increase) in accounts & notes receivable   (626,854)            -
  Increase in accounts payable                           38,858        (8,000)
  Increase in income taxes payable                            -        32,000
  Decrease in deferred conference revenues               (5,729)            -
                                                    ------------ -------------
  Total Change to Operating Assets an Liabilities      (593,725)       24,000
                                                    ------------ -------------

       Net Cash from Operations                      (1,056,148)      109,436
                                                    ------------ -------------
Cash Flows Provided By (Used) in Investing Activities:
  Building acquisition and improvements                       -      (427,256)
  Capital expenditures - computers/equipment            (55,936)      (13,584)
  Capital expenditures - franchise acquired             (60,000)           -
  Investment in preferred stock                        (100,000)            -
                                                    ------------ -------------
       Net Cash used in Investing Activities           (215,936)     (440,840)
                                                    ------------ -------------
Cash Flows Used in Financial Activities:
  Net proceeds of common stock sold                   1,421,091             -
  Advances from (repayments to)
   Northwest Financial Group, Inc.                       52,228        21,820
  Mortgage and building loans                                 -       336,772
  Repay loan from officer                               (26,400)            -
                                                    ------------ -------------
       Net Cash Used in Financing Activities          1,446,919       358,592
                                                    ------------ -------------
Net Increase in Cash and Cash Equivalents               174,835        27,188
Cash and Cash Equivalents at Beginning of Period              -        22,731
                                                    ------------ -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   174,835  $     49,919
                                                    ============ =============
Supplemental Non-Cash Activities
  Note payable given as consideration to acquire
   Franchisee's real estate franchise.               $    50,000  $          -
                                                    ============ =============
  Supplemental Cash Flow Information:
  Cash Paid During the Year for:
     Interest Expense                               $         -  $          -
     Income Taxes                                   $         -  $          -

     See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's December 31, 1999 financial statements in the Company's Form 10-SB12G as amended.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the presentation used for three and nine month periods ended September 30, 2000.

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

NOTE 3 - PRIVATE PLACEMENT OF COMMON STOCK

The company recently completed the private placement of 1.5 million units at $1.00 per unit which consists of one share of common stock and one 3 year warrant excisable at $1.00. The private placement was offered under Regulation D Rule 506 exemption because it is not publicly soliciting investors and the company has limited solicitation to sophisticated investors and business affiliates of officers and directors. The Company completed its offering in October, 2000 with $1,500,000 in proceeds.

NOTE 4 - NOTES RECEIVABLE / NORTHWEST INVESTMENT TRUST / RELATED PARTY TRANSACTIONS

The Company advanced Northwest Investment Trust, an entity owned by Don Riesterer, CEO and director of the Company. $468,000 at 8%, due upon demand. The Company leases two office spaces at $3,4000 per month from Northwest Investment Trust. The Company also leases at $1,400 its Janesville, Wisconsin real estate office from the parents of Mr. Riesterer. The company has also advanced $115,000 to two non-affiliated mortgage origination companies to promote mortgage loan origination business. These notes bear interest at 8% and they are due upon demand by the company. The Company finances new real estate franchisees, which amounts totaled $34,910 at September 30, 2000.

NOTE 5 - PREFERRED STOCK INVESTMENT

The company has invested $100,000 in an 8% non-cumulative preferred stock of America's Cashline to promote mortgage loan originations from associated entities. America's Cashline specializes in doing B and C credit (non-conforming) residential mortgages.

NOTE 6 - ADVANCES FROM NORTHWEST FINANCIAL GROUP, INC

The Company utilized the services (rent and personnel) of Northwest Financial Group, Inc., an entity controlled by its largest stockholder and CEO, Don Riesterer, which amounts have been settled in the third quarter of 2000.

NOTE 7 - COMPENSATION FOR COMMON STOCK

The Don Riesterer contributed 1,950,000 shares of common stock to the company and then the company issued these shares to various individuals in exchange for future services. The shares were valued at $0.20 each. The common stock value of $.20 per share was based upon the purchase price utilized in the acquisition of WHY USA North America, Inc. - 10,000,0000 shares for $2,000,000 in net assets, resulting in a payroll expense of $390,000 reflected in general and administrative costs for the nine months ended September30, 2000 and have been reflected as a capital contribution by Mr. Riesterer to the Company.

NOTE 8 - AMORTIZATION OF FRANCHISE ACQUISITION COSTS

The company amortizes its franchise acquisition costs of $2,104,589 over 12 years, based upon the original 3 year franchise agreement which is renewable for three additional 3 year terms without additional cost to the franchisee. The Company completed the acquisition of its Janesville, Wisconsin franchisee office for $110,000 in the third quarter of 2000. These acquisition costs are also being amortized over 12 years.

ITEM 2 - MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

    WHY USA Financial Group, Inc. (the "Company") is in the business of providing comprehensive real estate services primarily for real estate brokers and their sales agents and customers. The business is currently conducted through two recently acquired, wholly-owned subsidiaries: Northwest Financial, Ltd. ("NWF"), which offers residential mortgage loan services as a loan originator, and WHY USA North America, Inc. ("WHY USA NA"), which franchises and operates real estate offices. The Company's franchise sales are regulated by the Federal Trade Commission as well as applicable state statutes.

Acquisition of Subsidiaries

     The Company's business is that of its subsidiaries which were acquired on December 31, 1999. In 1999, the Company was a public company with no trading market and no operations or assets, which desired to acquire or merge with an operating entity or entities. In an arms length transaction in December of 1999, it acquired NWF and its subsidiary, WHY USA NA, through the issuance of 10,000,000 of its unregistered common shares. The transaction was completed through a series of steps, which included:

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

    As a result of this capitalization the Company acquired the business operations, products and assets NWF and its subsidiary WHY USA NA. As the stockholder of NWF became the largest shareholder of Company and he appointed the new officers and directors of the Company, the historical financial statements are those of NWF, with the equity section reflecting the capitalization of NWF and the shares outstanding of the public shell.

Merger Treatment

     The Company's acquisition/merger of NWF has been accounted for as a recapitalization because management of NWF became management of the Company. The financial statements for the Company's year ended 1999 reflected only the operations of NWF for 1999. NWF was incorporated in 1998, but did not commence operations until early 1999. The contribution of WHY USA NA has been accounted for as a purchase transaction and therefore the Company's Statements of Operations and Cash Flows for December 31, 1999, did not include the operations and cash flow of WHY USA NA. The financial statements of WHY USA NA for December were accounted for separately at December 31, 1999 as those of
a purchased entity.    The operations of WHY USA NA have combined with those
of the Company for the nine months ended September 30, 2000

Results of Operations

      3RD QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999.

     The Company's principal revenue sources are from: (1) franchise fees, (2) new franchise sales, and (3) mortgage origination fees.

     The Company's operations reflect a loss of $258,877 in the third quarter of 2000 versus a loss of $17,062 in the third quarter of 1999. The 1999 results of operations reflect only the activities of NWF, the mortgage loan organization portion of the Company. Mortgage loan organization's revenues were $188,171 in 2000 versus $79,529 in 1999. Both periods reflect a poor refinancing market for mortgage loans, as mortgage rates have been on the rise since mid 1999. The increase between the periods reflect the benefits of referrals from WHY USA system and referrals from the Janesville real estate operations which was acquired in the third quarter of 2000. During the third quarter of 2000, NWF originated 66 mortgages of which: 27 (41%)were new mortgages, 22 (33%) were refinances and 17 (26%) were second mortgages. The comparable 1999 activity reflects 25 loan originations, with 3(12%) new mortgages, 16 (64%) refinances and 6 (24%) second mortgages. Costs (principally commissions and salaries) related to mortgage loans increased to $152,539 in 2000 versus $88,947 in 1999, reflecting the higher costs of originating new mortgages versus refinancing existing mortgages (the number of mortgages generated was insufficient to fund payroll related costs in 1999).

     The Company lost $63,394 on its loan origination business in the year 2000 versus a pre-tax loss of $38,837 in 1999. Higher general and administrative costs (personnel costs) related to the mortgage operations, increased communications costs, and costs of integrating the mortgage and real estate operations were all contributing factors to the increase in the loss from mortgage operations, despite a 130% increase in revenues from originations between periods.

      New real estate franchise sales totaled $49,500 in 2000 and transaction fees totaled $69,913; real estate revenues from the new Janesville operations totaled $ 30,000 and interest income totaled $12,705, none of which had comparable revenues sources in 1999 as the WHY USA NA operations are being accounted for under the purchase accounting method, and the acquisition did not take place until December 31, 1999. The comparative numbers for Why USA NA on an unconsolidated basis were $1,000 in new franchise sales, and transaction fees were $103,581 in 1999 reflecting an emphasis on new franchise sales in 2000 and an overall decline in the real estate market transactions services by the Company between 2000 and 1999. Higher general and administrative costs hurt the real estate franchising operations in 2000, the result of increased legal fees to register the Company's franchise sales prospectus in more states, higher personnel costs and professional fees. WHY USA NA suffered a loss of $93,323 in 2000 versus a profit of $31,813 in 1999 in comparable third quarters. The overall Company general and administrative expenses totaled

$326,159 in the third quarter of 2000 versus $29,200 in 1999. Legal fees of $26,474 were incurred in 2000 to register the common stock of the Company with the Securities and Exchange Commission. Marketing expenses focused at new franchise sales totaled $ 73,552 in 2000; new franchise sales were $49,500 and, therefore, the Company experienced a loss in the pursuit of new franchises. No asset or other expense deferral is reflected in the financial statements for the benefits of the future income streams of transaction revenues from the new franchises being sold. Franchise amortization expense was $45,929 in 2000 which reflects the amortization of the WHY USA franchise cost of $2,104,589 over 12 years. No significant marketing or legal fees were incurred in 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

     The Company incurred a loss of $984,810 in the nine months ended September 30, 2000 versus a year earlier income of $84,895 for the nine months ended September 30, 1999. Revenues were $884,133 versus $460,863 in 2000 versus 1999; however, the 1999 results do not reflect the operations of WHY USA NA acquired on December 31, 1999. Mortgage loan revenues increased to $511,676 in 2000 versus $460,863 in 1999 as the result of an increase in new mortgage loan originations in 2000. Total mortgage loan origination volume for the nine months ended September 30, 2000 was 165 loans versus 110 loans in 1999. The composition of the loan activity changed dramatically from 4% of the activity being new loans in 1999 to 31% in 2000. Refinances shrunk from 83% of loan volume in 1999 to 39% in 2000. Second mortgage activity also increased from 13% to 30% between 1999 and 2000. New mortgage loan activity has generated lower margins than refinancing activity.

     The loss experienced by the Company in 2000, is created by general and administrative expenses ballooning to $1,101,658 from $74,680. Included in the 2000-year results is the expensing of $390,000 in stock given to the officers and directors of the Company by the principal owner of the Company. The stock value was reflected as a capital contribution by the principal stockholder of the Company. The largest component of general and administrative expenses is personnel costs.

     Legal fees (included in G & A expenses) jumped in connection with the registration of the Company's franchise prospectuses in several states and the registration of the Company's common stock with the Securities and Exchange Commission during the nine months ended September 30, 2000. Amortization of franchise fees were $129,245 in 2000 and marketing costs were $171,479 with no comparable expense in 1999.

     The Company has focused its efforts on the expansion of its real estate franchise system by providing stronger administrative support to existing franchises and the hiring and training of sales representatives to sell new franchises. The Company also commenced the operation of its own real estate operations in Janesville, Wisconsin, which it acquired for $110,000 from Diane Butts, a former franchisee. The Janesville operations generated $30,000 in revenues during the nine months ending September 30, 2000.

     Mortgage loan operations were conducted in adverse conditions throughout 2000 as the Federal Reserve Board steadily rose the federal discount rate resulting in higher mortgage rates starting in June 1999. The first two quarters at 1999 produced pre-tax income of $138,696, however, the downward trend in mortgage lending started in the 3rd quarter of 1999 with a pre-tax loss of $38,837 occurring. Mortgage loan operations generated a $57,135 loss in the 3rd quarter of 2000 and total losses of $157,725 for the nine months ending September 30, 2000. Personnel costs, the largest component of the Company's expense, have enough fixed salary costs, that the Company will have to increase its revenue base by another 33% or more in order to achieve a break even operations. The Company's cash flow operational losses were approximately $460,000 after taking into account the amortization of franchise costs and depreciation expense of $135,387 and the $390,000 in stock compensation.

Liquidity and Capital Resources

     Revenues

     During the Company's third quarter ended September 30, 2000, the Company's total revenues of $884,133 were comprised of the following: 58% of its revenues came from mortgage loan origination fees, 25% from franchise transaction fees, and 11% from new franchise sales, 3% from the operation of its franchise operations and 2% from interest income chiefly derived from advances to affiliates. Mortgage origination fees are achieved through NWF; revenues from real estate transactions are generated by WHY USA NA, the majority of which were derived from franchise fees. Franchise fees are comprised of ongoing transaction fees paid to the Company by its franchisees, 76 as of September 30, 2000, based on $95 per transaction or 6% of commission revenues, whichever is less, provided each franchisee must pay a monthly minimum of $325. On a proforma basis in 1999, total revenues from operations were $924,835 of which franchise fees from the Company's franchisees accounted for $366,830 (or 40%) in 1999, new franchise sales totaled $11,805 (or 1%)and mortgage loan originations totaled $546,200 (or 59%). The nine months of the Company's fiscal year shows some shift in revenue percentages and evidences its current focus on new franchise sales with an 10% increase in that revenue category. Approximately 65% of such franchise fee revenues were generated from the franchisees located in Minnesota and surrounding Midwestern states (Nebraska, Iowa and Wisconsin). In 1998 and 1999, revenues from franchise sales were based on an initial fee of $9,500 for local market areas with a population greater than 50,000 and $6,500 for areas with a population of less than 50,000. The Company's new franchise offering circular provides for one initial fee of $9,900.

     The Company's loan origination business has been adversely affected by increased interest rates as the Federal Reserved Board has increased rates at each of its last six meetings. Mortgage interest rates have generally trended upward to the 8 1/2% interest rate level from the 6 1/2 to 7% level prevalent in the early 1999 time frame. This interest rate increase has virtually eliminated the housing refinance market, which represented approximately 85% of the NWF's mortgage loan business in early 1999. Most refinancing currently be conducted is due to credit rating improvement by the borrowers. In response to the changing market, and in an effort to more successfully integrate its mortgage loan business with its franchise business through WHY USA NA referrals, NWF has begun shifting its loans from refinances to first and second mortgages. The new mortgages and second mortgages have generated lower margins due the higher costs of producing new mortgages versus the refinancing of existing mortgages.

     The Company has lost money on both a cash and accrual basis throughout 2000. The Company has utilized the funds from its private placement of $1,500,000 to fund these losses. The Company has remaining cash of $174,836 at September 30, 2000 to fund future losses and approximately $70,000 more in private placement proceeds received after September 30,2000 to be utilized to conduct operations. The operational consumption of cash was approximately $200,000 in the 3rd quarter, which indicates the Company will require additional cash to operate by the 1st quarter of 2001. The Company will require that Northwest Investment Trust repay a portion of the $468,000 advanced at September 30,2000. The Company can and has in the past relied on the advances of Northwest Financial Group (an entity controlled by Don Riesterer, its CEO) for temporary advances to fund losses; however, unless revenues accelerate from the new home mortgage originations, it is unlikely the Company will produce cash flow from operations until the 2nd or 3rd quarter of 2001. The first and fourth quarter of the Company's operations have been slower than summer months as real estate sales slow and the related mortgage loan activity also declines. The Company has the following options to explore:

     * consolidate staff with one of the entities it has advanced funding  to

     * reduce the level of expenses it is incurring to expand its franchise system

     * raise additional equity through the sale of stock.

The Company's lack of real estate holdings and operational cash losses, would most likely preclude it from obtaining bank or other debt financing, other than advances from affiliates. The Company's ability to expand will most likely require both consolidation of staff with an affiliate, additional equity funding, repayment of advances to Northwest Investment Trust, and acceleration of revenues from mortgage loans.

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

      Investing Activities

      The Company has advanced $115,000 to two mortgage companies and $468,000 to Northwest Investment Trust as of September 30, 2000. Northwest Investment Trust is an entity controlled by Don Riesterer, and is principally involved in the operation of commercial real estate. The Company charges 8% on the loan and the loan is due on demand. The Company invested $100,000 in the preferred stock of a high risk or B market-lending originator. The Company also purchased the Janesville, Wisconsin real estate operations for $110,000; the Company paid $60,000 in cash and gave a note for $50,000 to the former owner Diane Butts.

      The Company purchased $55,936 in computer and communication equipment to support its telemarketing operations during the first 9 months of 2000 versus the acquisition of only $13,584 in equipment in the similar period in 1999, which reflects the spool-up of the Company's operations and telemarketing efforts in 2000. In the nine months ended September 30, 1999 the Company completed the acquisition and improvement of a commercial office building for $427,256 of which $336,772 was financed through debt. The office complex was ultimately returned to an affiliated entity at December 30, 1999 and is accounted for as a discontinued operation in 1999.

    Liabilities/Contingent Liabilities/Lease Commitments

    The Company's total payables at September 30, 2000 was $39,759 and a contract payable of $50,000 to Diane Butts on the acquisition of the Jamesville, Wisconsin real estate operations. The Company leases its mortgage operations space from an entity controlled by Riesterer at $4,800 per month for total rent expense of $14,300 in the 3rd quarter and $27,700 for the 9 months ended September 30, 2000. WHY USA NA leases it's space from its former owners at $2,500 per month, for a 3rd quarter expense of $7,500, and $24,625 for the nine months ended September 30, 1999.

      Financing Activities

      The Company has raised $1,500,000 in its private placement of which $1,427,640 had been deposited at September 30, 2000. The Company was repaid $52,228 via the assumption of an advance to a former officer by Northwest Financial Group. The Company also repaid Don Riesterer $ 26,400 in connection with his original acquisition of WHY USA NA.

      Cash Requirements and Expansion Plans

      Although the Company realized net income in 1999, and had sufficient revenues from operations to meet its cash requirements, during 2000 the Company has operated at a loss. This trend will likely continue as the Company contends with increased operating expenses and continues its expansion plans. The Company does not have sufficient cash flows from operations to meet its current operating expenses as well as expansion plans, which it believes are necessary for the Company to succeed. The number of the Company's franchisees decreased over the three years prior to the Company's acquisition of the system, from 91 at year end 1997 to 65 at the Company's acquisition of WHY USA NA on December 31, 1999. The Company is aggressively pursuing franchise sales and has increased its franchises to 76 at this date. The Company intends to continue to aggressively pursue its plans to expand franchise support and services and to expand its WHY USA Franchise System into more territories. Although the Company is a national franchiser, it has achieved mostly regional recognition in the Midwestern States where almost two-thirds of its franchisees are located. Management believes the Company must develop a stronger national presence in order to increase revenues from existing franchisees and increase the number of franchise offices.

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

      In connection with the Company's capital requirements over the next year, the Company will require approximately $500,000 for working capital to fund its operating losses; approximately $250,000 for expansion of telemarketing, loan agents on site, employee recruitment and territory buyouts; and $400,000 for strategic alliances and acquisition.

    Private Placement of Common Stock

    The Company commenced a private placement of up to 1,500,00 units at an offering price of $1.00 per unit. The offering closed August 31, 2000 with 1,500,000 Units sold for proceeds to the Company of $1,500,000. Units consisted of one share of common stock and one warrant to purchase a share of common stock for $1.00, exercisable at any time for three year term commencing upon the purchase of the Unit. The Company reserved the right to call and redeem the warrants upon thirty days notice whenever the underlying stock has been quoted in a public trading market for at least 20 consecutive days at $2.00 or more. There is currently no public trading market for the Company's securities. The offering was a "best efforts" offering with no minimum; funds were available to the Company immediately upon receipt.

    Seasonal Aspects

    The Company realizes less revenues in general in the winter months when the real estate market is slower especially just prior to Christmas.

    Inflation

    Inflation usually softens the real estate market and increases interest rates, which may also soften the market. In an effort to limit inflation, the Federal Reserve has increased interest rates, which has also had a negative impact on the Company's loan origination business.

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

     Need for Additional Financing.

     The Company's current cash flow is insufficient to satisfy its cost of operations, and therefore also insufficient to provide for its current expansion plans. During the next year, revenues will be unlikely provide sufficient cash flow to fund operations. As of this date, the Company is dependent on obtaining funding necessary for both expanded working capital requirements and expansion through its recently completed private placement offering. The Company received $1,500,000 in proceeds in the offering. The Company will be using $1,000,000 of the proceeds from its private placement for expansion and $500,000 for expanded working capital requirements. Approximately $1.3 Million has already been expended during the nine month period ended September 30, 2000, including approximately $680,000 which was
invested.   The $1,500,000 in proceeds from the offering, however, are sufficient to satisfy only a portion of the Company's over-all business plan. There is no assurance that additional financing will be available from any source when and if needed by the Company either through debt or equity sources. The inability to obtain additional funding could prevent the Company from implementing its business expansion plans. Additional financing could have a negative impact on the Company's shareholders in the form of dilution.

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

     Competition

     Competition in the real estate franchising, mortgage origination, and insurance industries is intense and each of these industries includes large well-established firms and companies, banks and other financing institutions, and specialized service companies. Most of these competitors are substantially larger than the Company with greater expertise and name recognition and substantially greater financial, personnel, marketing and other resources than the Company has. In addition, these competitors have obtained a large and loyal customers base and have achieved significant brand name recognition for their services, franchises and marketing networks. The Company will also compete with local businesses in each locale into which it decides to expand franchise operations. Small, local competitors could provide significant competition because they have achieved name recognition, customer base, and reputation within their locale.


                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company received subscriptions for 1,500,000 Units in its recently completed private placement offering, which closed on August 31, 2000. The Company relied on the exemption from registration provided under Section 3(b) Regulation D, Rule 506 in the offer and sale of the Units in the private placement. The Company believes it is entitled to rely on the Regulation D Rule 506 exemption because it is not publicly soliciting investors who are largely individuals or entities with a business or personal association with management. The Company believes that the investors: (1) have access to and have been provided with information regarding the Company as set forth in a private placement offering memorandum; (2) are aware that the securities are not being registered under US securities laws; (3) are acquiring the securities for his/her own account for investment purposes only; (4) understand that the securities may need to be held indefinitely unless registered or unless an exemption from registration applies to a proposed disposition; (5) are "accredited" and/or "sophisticated" having sufficient knowledge of Company and sufficient investment experience to make investment decisions, and (6) are aware that no public market exists for the Company's securities. The Company is paying no commissions for sales of the Units. There
were 54 investors in the offering of which 52 were "accredited".      Proceeds
were immediately available to the Company and it spent $252,709 of the proceeds on working capital deficits during its first quarter and nearly $1.3 million to date, including approximately $680,000 which was invested in short term loans and preferred stock. (See "Investing Activities.")

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


     (B) Reports on Form 8-K

      The Company filed no reports on form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WHY USA FINANCIAL GROUP, INC.

       11/14/00                     /s/ Donald Riesterer
Dated:_________________         By: _______________________
                                    Donald Riesterer
                                    Chief Executive Officer
                                    Chairman of the Board


       11/14/00                     /s/ Leslie M. Pearson
Dated:_________________         By: _______________________
                                    Leslie M. Pearson
                                    Secretary and Treasurer
                                    (Chief Accounting Officer)