Form 10KSB
period 2000-12-31
WHY USA FINANCIAL GROUP INC
filed 2001-04-16
CIK 1113450

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         For the transition period from _________ to__________.

                      Commission file number  000-30601

                        WHY USA FINANCIAL GROUP, INC.
                (Name of small business issuer in its charter)

               Nevada                           87-0390603
      (State or other jurisdiction of     (IRS Employer Identification No.)
      incorporation or organization)

            8301 Creekside, Unit 101, Bloomington, Minnesota 55437
              (Address of principal executive offices) Zip code)

                  Issuer's telephone number:  (952) 841-7062


        Securities registered under Section 12(b) of the Exchange Act:

                                     NONE

        Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock - Par Value:  $0.001 Per Share
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $ 1,284,250

The aggregate market value of the voting and non-voting common equity held by non-affiliates, approximately 23,812,719 common shares) computed by reference to the average bid and asked prices ($1.0156 per share on February 28, 2001) was approximately $24,184,197.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 31, 2000, the issuer had outstanding approximately 32,838,101 shares of its common stock, $0.001 par value.


                 DOCUMENTS INCORPORATED BY REFERENCE:   None

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                              TABLE OF CONTENTS
PART I

ITEM 1.  DESCRIPTION OF BUSINESS.............................................1
ITEM 2.  DESCRIPTION OF PROPERTY............................................20
ITEM 3.  LEGAL PROCEEDINGS..................................................21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............21

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........21
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........23
ITEM 7.  FINANCIAL STATEMENTS...............................................35
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...............................................51

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................51
ITEM 10. EXECUTIVE COMPENSATION.............................................55
ITEM 11. SECURITY OWNERSHIP PF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....59
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................60
ITEM 13. EXHIBITS AND REPORTS ON 8-K........................................65

Signatures..................................................................67

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Introduction
------------

     WHY USA Financial Group, Inc. (the "Company") is in the business of providing comprehensive real estate services primarily for real estate brokers and their sales agents and customers. The business is currently conducted through four wholly-owned operating subsidiaries: (1) Northwest Financial, Ltd., which offers residential mortgage loan services principally as a loan originator; (2) WHY USA North America, Inc., which offers a real estate franchise program; (3) America's Cashline Corporation, a recently acquired mortgage loan company which will offer sub-prime mortgages; and (4) Advantage Realty of Janesville, Inc. which operates a Company owned franchise office. The Company's franchise sales are regulated by the Federal Trade Commission as well as applicable state statutes.

     Inception and History
    ----------------------

     WHY USA Financial Group, Inc. was incorporated in Nevada on January 6, 1983 as Triam, LTD. ("Triam"). Triam's sole shareholder at inception was a Utah corporation named Black Butte Petroleum, Inc.("Black Butte") which was founded on September 30, 1980. Prior to the formation of Triam, Black Butte conducted business for three years beginning with a public offering under
Section 3a(11) of the Securities Act of 1933 of 15,000,000 shares of common stock at an arbitrarily determined price of $.01 per share. The offering was also registered with the Utah Securities Division. Black Butte purchased various mining leases/interests in Utah with the offering proceeds.

     On March 4, 1983, the Company amended its Articles increasing its capitalization from 25,000,000 shares authorized par value $0.001, to 100,000,000 common shares authorized par value $0.001. The Company merged with Black Butte on March 7, 1983 mainly to effect a change of domicile. The terms of the merger were arbitrarily determined, and included the conversion of each of the 19,500,000 outstanding shares of Black Butte into 19,500,000 shares of the Company, the dissolution of Black Butte, and the return to the Company's treasury of the 750,000 shares issued to Black Butte at inception. On March 29, 1983, the Company amended its articles expanding its business purpose but failed to file its Articles of Merger with Nevada until November 9, 1999.

     After the completion of its 1983 merger, the Company continued with its expanded business purposes which included the holding of mining leases in the Cottonwood Canyons in Utah, interests in drilling programs in Wyoming and Oklahoma, and the marketing of Damsonite gemstones and a counterfeit bill detector. The Company also acquired additional mining claims, distribution rights for Hawaiian commemorative coins, investment stock in various Utah-based enterprises, an inventory of historical books, and a lease/purchase of recreational/resort property in Midway, Utah. In the late 1980s, the Company's operations proved unprofitable and its then president took other full-time employment. The Company ultimately became inactive in 1990. At such time the Company reverse split its outstanding common stock on a one for twenty-five basis and began looking for capital to recommence operations and/or other business opportunities. The Company's mining assets reverted to their former lease holders due to failure to complete assessment work, new environmental laws in the Cottonwood Canyons, and designation of the Cottonwood Canyons to recreational. The Company did not succeed in locating new business opportunities until its acquisition of its subsidiaries in December 1999.

Acquisition of Northwest Financial Ltd.
--------------------------------------

     On December 31, 1999, in an arm's length transaction, the Company completed the acquisition of Northwest Financial, Ltd., a residential mortgage origination company incorporated under the laws of Minnesota on October 20,
1998 as Northwest Property Development Group, Inc.   At the time of the
acquisition transaction, Northwest Financial, Ltd. was completing its own acquisition of WHY USA North America, Inc. Included in the completion of the Company's acquisition of Northwest Financial Ltd. were:

     .      a name change of the Company to WHY USA Financial Group, Inc.

     .      an increase in the Company's capitalization from 100,000,000 common shares to 300,000,000 common shares, par value $0.001, and the addition of 50,000,000 non-voting preferred shares with no par value;

     . the acquisition of all of Northwest Financial, Ltd.'s assets, liabilities and outstanding stock through the issuance of 10,000,000 of the Company's common shares; and

     . the election of a new Board of Directors comprised of individuals associated with Northwest Financial, Ltd. and WHY USA North America, Inc.

The terms of the acquisition transaction were arbitrarily determined and approved by the shareholders of the parties. The acquisition was conditioned upon completion of Northwest Financial, Ltd.'s acquisition of WHY USA North America discussed below. The transaction was effected through an acquisition agreement dated December 16, 1999, and an addendum, dated December 20, 1999. The Company's Articles were amended on January 10, 2000 to effect its name change and increase capitalization.

Northwest Financial, Ltd.'s Acquisition of WHY USA North America, Inc.
---------------------------------------------------------------------

     On December 31, 1999, Northwest Financial Ltd. completed its acquisition of WHY USA North America, Inc., a Wisconsin corporation formed on July 1, 1998 for the purpose of providing franchised real estate services. The acquisition was accomplished through the purchase of all of the outstanding shares of WHY USA North America from its three shareholders for a combination of cash and promissory notes equaling $2,026,400, by Mr. Donald Riesterer. Mr. Riesterer contributed the purchased shares of WHY USA North America to Northwest Financial, Ltd. for 90,000 of its common shares. Mr. Riesterer was sole shareholder of Northwest Financial Ltd. both before and after the contribution. Mr. Riesterer was issued 10,000,000 shares of the Company for his shares in Northwest Financial Ltd.(then equaling 100,000 shares) as part of the acquisition. WHY USA North America Inc. is a wholly owned subsidiary of Northwest Financial, Ltd.; and, as a result, both companies are wholly owned subsidiaries of the Company. The transaction was effected through a stock purchase agreement entered into on September 24, 1999 and amended on December 30, 1999.

The Formation of Subsidiary - Advantage Realty of Janesville
and Purchase of Diane & Associates Realty
------------------------------------------

     In September, 2000, the Company formed a new subsidiary, Advantage Realty of Janesville, Inc.(dba WHY USA Advantage Realty of Janesville) for the purpose of acquiring and operating a real estate brokerage in Wisconsin, Diane and Associates Real Estate, Inc. The brokerage was purchased for $110,000 in cash and notes, and 20,000 restricted shares of the Company's stock, the issuance of which is contingent on certain performance requirements. As a condition to the purchase, Diane Butts, a principal in the brokerage, was employed by the Company to manage WHY USA Advantage Realty. In addition, her prior contract with the Company as an independent contractor/sales representative was terminated.


Subsequent Event: Formation of WHY USA Subsidiary No.1 and
its Acquisition of America's Cashline Corporation
--------------------------------------------------------

     On February 8, 2001, the Company acquired all of the issued and outstanding shares of America's Cashline Corporation, a Michigan corporation ("Cashline") from its four shareholders. The transaction was accomplished through a triangular merger among the Company, a newly formed subsidiary of the Company called WHY USA Subsidiary No. 1, Inc., and the four shareholders of Cashline. Cashline is a mortgage broker with an office in Scottsdale, Arizona, and mortgage brokerage licences in 44 states engaged in the business of originating sub-prime and government mortgages. Consideration for the purchase of all of the outstanding shares of Cashline was comprised of: the issuance of 600,000 unregistered shares of the Company's common stock; $75,000 in cash; the assumption of Cashline's accounts payable; and the satisfaction of $455,000 in advances payable made to Cashline by an affiliate of Company. Cashline's operations are minimal and it will require additional funding from the Company to commence substantive operations and to begin integrating them with the those of the Company. Cashline is now a wholly owned subsidiary of WHY USA Subsidiary No. 1, Inc., and, as a result, is also considered a subsidiary of the Company. Currently, WHY USA Subsidiary No 1., Inc. is not an operating subsidiary; its purpose was the Cashline acquisition.

Voluntary Filing of Registration Statement/Listing on OTC Bulletin Board
-----------------------------------------------------------------------

     On May 10, 2000, the Company voluntarily filed its Form 10-SB registration statement in order to become subject to the reporting requirements of Section 13 of the Securities and Exchange Act of 1934. The primary purpose for this was the Company's intention to apply for a listing on the National Association of Securities Dealers Over-the Counter Bulletin Board. The Company was granted a listing on the OTC Bulletin Board under the symbol "WUFG" on December 21, 2000.

Forward Looking Information
---------------------------

     This 10-KSB contains certain forward-looking statements relating to the Company that are based upon beliefs of the Company's management as well as assumptions made by and information currently available to the management. When used in this Form 10-KSB, the words anticipate, believe, estimate, expect, and similar expressions, as they relate to the Company and the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to the future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward looking statements.

BUSINESS OF REGISTRANT

Principal Products or Services and Their Market
-----------------------------------------------

     Introduction

    The Company provides comprehensive real estate services through four wholly owned operating subsidiaries:

     . Northwest Financial, Ltd.("NWF"), which offers residential mortgage loan services principally as a mortgage loan originator,

     . WHY USA North America, Inc. ("WHY USA NA"), which offers a real estate franchise program. The franchise program utilizes a proprietary plan of operation which consists of listing, selling, marketing and management techniques supported by a comprehensive plan of assistance that includes training programs and a variety of copyrighted marketing and educational materials (the "WHY USA System").

     . Advantage Realty of Janesville, Inc.,doing business as WHY USA Advantage Realty of Janesville ("WHY USA Advantage"), which is a WHY USA real estate brokerage owned and operated by the Company.

     . America's Cashline Corporation ("Cashline"), a recently acquired company with minimal operations, which originates sub-prime and government mortgage loans and is located in Scottsdale, Arizona; it has mortgage brokerage licenses in 44 states.

        The Company intends to incorporate or acquire other businesses which will offer real estate title and insurance policies and other real estate related services.

      Business Strategy - "Bundled" Real Estate Services

      The Company's business strategy consists of developing and providing "turnkey" residential real estate services and support to its network of franchised real estate brokers and to all home buyers and sellers involved with the Company's franchisees or directly with the Company. Because offering "bundled" services has become an effective method of achieving market penetration in many industries including the real estate industry, the Company intends to offer its franchisees and their real estate customers a complete real estate package of one-stop "bundled" services through its subsidiaries.

     Currently, the Company's franchisees: (1) utilize the Company's innovative and proprietary WHY USA System; (2) are provided franchise support through the Company and/or regional representatives including telemarketing support, (3) have loan origination services available to them through NWF at its Minnesota office, and (4) will soon have sub-prime and government loan origination services available to them through newly acquired Cashline. The Company is in the process of expanding its operations to offer its franchisee and real estate customers a more complete package of "bundled" services. The expanded services will include not only its unique franchised real estate listing and sales program with enhanced support services, but also full mortgage origination services, owner and mortgagor title insurance, and mortgage and homeowner insurance policies. The Company will accomplish this by placing loan origination personnel on-site with franchisees, by acquiring or founding a subsidiary which will provide insurance services, by expanding support services through various means, and by acquiring other real estate services if warranted, such as it recently acquired Cashline which originates sub-prime mortgages. As part of its business plan, the Company also intends to own and operate its own franchise offices, beginning with its recently acquired real estate brokerage office in Janesville, Wisconsin.

     The WHY USA Franchise Program and System

          *The Development of the WHY USA System and Acquisition of the Rights to the System by the Company*

     The primary focus of the Company's business is its WHY USA franchise program under which franchisees are entitled to utilize the Company's unique WHY USA System. The WHY USA System was developed in several steps beginning with its introduction in 1988 by WHY USA, Inc., an Arizona corporation. Mr. Greg Hague was the developer of the WHY USA System, and the founder and a principal in WHY USA, Inc. and two other affiliated corporations, WHY USA Franchise Corporation and WHY USA Development Corporation. (None of the Arizona entities are affiliates of the Company or its subsidiaries.) Through a series of transactions beginning in December 1996 through February 1998, WHY USA NA (then a partnership owned by Douglas Larson, Emil Gluck and David O. Thomas) and Mid America Realty (a corporation owned by David O. Thomas) acquired ownership of the WHY USA System which included the WHY USA trademark, copyrighted materials, supplier agreements and the assignment of existing franchise agreements. WHY USA North America, the partnership, was assigned Mid America Realty's interest in the WHY USA System in late April 1998; and, upon formation of WHY USA NA (the corporation) on July 1, 1998, all of the partnership's ownership in the WHY USA System was transferred to the corporate entity by the partners who became its sole shareholders. The trademark was assigned to WHY USA NA in September 1998.

     WHY USA NA now has all right title and interest to the WHY USA System subject to (1) an exclusive license granted in the State of Arizona, and (2) various regional rights granted to certain individuals/entities entitling them to a percentage of initial franchise fees and/or a percentage of transactions fees generated by certain franchisees in their respective territories.

          *The Why USA System*

     The WHY USA System utilizes a confidential plan of operation to assist independent real estate brokers and/or agents. It consists of a number of listing, selling, marketing and management techniques developed over the years and supported by a comprehensive plan of assistance that includes an ongoing sequence of training programs and a variety of copyrighted marketing methods and educational materials. These techniques are supplemented by new techniques or refinements which then become a part of the WHY USA System. The System involves the use of the "WHY USA" name and service marks. Franchisees may also participate in joint marketing and educational programs and receive access to newly developed promotional and training materials. Franchisees also receive the benefit of newly developed franchisee support as it is introduced into the WHY USA System. The WHY USA method for listing real property offers selling owners three basic options:

     . "$990-For Sale by Owner Plan". Under this plan, the seller pays a flat fee of $990 for which the WHY USA franchise office provides signs, and other printed information and professional real estate forms, general advice about sale of the property, and allows the agent to assist the seller in advertising and showing their homes. The program allows the seller to host its own open houses and buyers are referred to the agent.

     . Full Service Listing. The full listing plan allows the agent to list the property on the Multiple Listing System, conduct showings and open houses and take all steps associated with an agent listing sale and is offered at a discounted commission of 5.9%. The full service plan also has additional options for reduction(s) in the 5.9% commission: if seller allows the Company to finance the mortgage on a home he may be purchasing, seller would receive a reduction in commission; seller may elect to pay a set non-refundable fee that will reduce the commission; seller may reduce commission further if he allows the Company to assist in buying a new home. The seller may use any or all of the foregoing and receive a reduction on the commission for each option seller elects to use.

     . Hybrid Plan. This plan allows the seller to continue to try to sell his home to a friend or relative or acquaintance while the agent commences the full listing process. If the seller finds a friend, relative or acquaintance to purchase the property, he pays only the flat fee of $990. If the agent finds a buyer first, the seller pays the agreed upon commission price.

     The WHY USA SYSTEM also includes a 29 DAY FAST SALE PROGRAM in which the seller agrees to offer a bonus commission to the selling agent to conduct four consecutive open houses and to price their home based on three recent comparable sales in the market area.

          *Availability and Cost of WHY USA Franchise*

     WHY USA franchises are available to all licensed real estate brokers and their agents who must review a Franchise Offering Circular and enter into WHY USA Franchise Agreement in order to conduct business under the WHY USA name utilizing the WHY USA System. The initial fee for a WHY USA real estate franchise office is $14,990. Franchisees also pay ongoing transaction fees to the Company based on flat fee per transaction or a percentage of commission revenues, whichever is less, provided they must pay a minimum monthly fee. Transactions are defined as any closing or rental as a listing or selling agent, any referral or advance fee received from a client and any consulting, assistance or materials purchase fee related to leasing or selling a property.

     The Company provides substantial initial and ongoing support including assistance with office location, provisions of the confidential WHY USA Operations Manual, a training seminar for new franchisees, training and promotional videos and brochures, sample marketing materials, continuing advisory assistance regarding operations, supplemental marketing and advertising materials, and advice about the purchase of a suitable computer system with good Internet access capability. The Company may also provide financial assistance to a qualified purchaser or become a 50% partner with a franchisee.

          *Current WHY USA Franchise Offices*

     The Company currently has 72 franchisees with a total of 82 franchise offices of which almost two-thirds are located in Minnesota and nearby Midwestern states, with remaining franchisees spread throughout the country. The Company has no material presence in the Eastern and Southern states. Current franchisees include approximately 500 full and part-time agents, and averaged approximately 340 real estate transactions per month in 2000.

     The Company's Mortgage Service through NWF

     The Company's mortgage origination activities are conducted by NWF based in Minneapolis, Minnesota. NWF's primary mortgage financing operations to date consist of residential mortgage originations in Minnesota and Wisconsin. NWF typically processes mortgage loan applications through one of a number of mortgage lenders with which it conducts business, acts as underwriter for the mortgagee client, and promptly sells the loan to the third party mortgage lender who usually funds the loan directly to the borrower. NWF normally pays for the credit report, property appraisal, and expenses of processing and underwriting the loan. NWF does not service any of the loans it originates, and, in some cases, is not responsible for the underwriting.

     Management believes that its mortgage origination business will assist the Company substantially in expanding its WHY USA real estate franchise business because it gives franchisees another source of revenues and enables them to provide an additional service to their customers; it will also provide a continual source of mortgage loan origination fees to the Company. The Company intends to have a qualified mortgage loan originator in each of its franchisee offices. Loan originators will earn established fees based on the volume of loan originations which are successfully closed due to their efforts. Mortgages placed by the Company for customers of WHY USA franchisees also benefit their customers because the Company can provide them with an additional discount of 1/2% of the real estate commission in consideration for using the Company's mortgage origination services. Franchisee customers, however, are not required to use WHY USA mortgage origination services. In addition to anticipated business from WHY USA franchisees, the Company will continue to obtain origination fees from its own direct sales of mortgage services to other borrowers, especially in regard to secondary and refinanced mortgages.

     The Company's Newly Acquired Mortgage Origination Service - Cashline

     As part of its mortgage origination service, the Company's intention to offer expanded mortgage services is currently being introduced through its recent acquisition of Cashline. Based in Scottsdale, Arizona, Cashline is a mortgage broker which offers sub-prime mortgage origination services and is licensed in 44 states. Cashline is also a government non-supervised lender
(HUD) and intends to engage in FHA/VA and conventional purchase money transactions. Cashline will increase the ability of the Company to support its franchisees by offering loan origination for customers who don't qualify for standard mortgages and are considered high risk, as well as government loan origination. Cashline's multi-state mortgage brokerage licenses will facilitate the Company's efforts to place loan origination agents on site with its franchisees. The Company also hopes it will help increase the Company's national presence. Currently, Cashline has only minimal operations, has operated at a loss, and will require additional funding in order to be an effective part of the WHY USA System of services. The Company intends to market its Cashline operations through direct mail, telemarketing, internet, and through interaction with the Company's other subsidiaries.

     Title and Other Insurance Services

     Another element of the Company's "bundled" services is to offer title, mortgage and homeowner insurance to clients of the WHY USA franchise offices. The Company is currently developing relationships and alliances with selected national insurance companies to carry and resell their insurance policies to WHY USA clients as well as other direct clients the Company may develop independently. The Company has established a working relationship with a large national title insurance company, Commonwealth Land Title Insurance Corporation to underwrite those policies sold to the Company's customer base. The Company also has developed a relationship with Prime One Home Warranty to provide home warranty services to its customers. Franchisees generate Additional revenues each time they use either of the foregoing entities. An immediate goal of the Company is the organization or acquisition of a title and insurance subsidiary.

     Company Owned Franchise Office

     The Company recently purchased one of its franchisee offices located in Janesville, Wisconsin which is owned and operated by a wholly owned subsidiary of the Company, WHY USA Advantage. The Company may in the future own and operate other real estate brokerage offices which will be each operated as a separate subsidiary of the Company. The Company believes that owning some of its own offices will increase revenues to the Company.

Distribution Methods of the Products or Service
-----------------------------------------------

     The market for the Company's WHY USA real estate brokerage services is anyone buying or selling real estate. The Company has conducted no independent third party marketing studies regarding the marketing of its services and is relying on management's familiarity with the industry, the results of operations of the two subsidiaries prior to their acquisition by the Company, and its own analysis of the current real estate and mortgage market to establish its marketing plans.

     The Company distributes its product in three ways: (1) by providing support and promotion of the WHY USA System to current franchisees; (2) sales of franchises, and (3) by generating mortgage financing business both to franchisees and their customers as well as to persons not being served by a WHY USA franchise.

     Franchisee Support

     The Company's primary marketing focus is franchisee support; franchise support will increase revenues from transactions and name recognition. The Company utilizes the following to provide support to its franchisees:

     .      Telephone and On-site Technical Support

     . Telemarketing - (currently 25 part time) telemarketers use lists generated by WHY USA open houses and purchased "for sale by owner" lists

     . WEB Sites - two (2) web sites: www.WHYUSA.com and www.WHYUSA.org. advertise the advantages of the WHY USA system of listing and provide links to an office locator, real estate information, and information about owning a WHY USA franchise. In the future, all of the WHY USA bundled services will be accessed by all of the Company's franchisees and their clients through these web sites including on-line loan application.

     . Promotion/Advertising - to increase name recognition on national, regional and local level; approximately $85,000 spent on advertising/promotion efforts in 2000; March 31, 2000 franchise offering circular requires franchisees to contribute an amount not less than $50 nor more than 10% of its monthly transaction fees to a national advertising fund. No fund has been established as of this date.

     . Forums and Seminars - National forum held yearly. Held in Las Vegas in early 2001 and attended by 85 individuals representing more than half of the WHY USA real estate franchise offices; in 2000, Las Vegas national forum was attended by approximately the same number of agents although representing less offices. Regional seminars hosted up to four times per year; held in both Minnesota and Oklahoma during 2000.

     Franchise Sales

     The Company also distributes its products through franchise sales. During 2000 the Company increased its efforts to expand its network through sales and now has 72 franchisees with 82 WHY USA offices throughout the US, the majority of which are located in the Wisconsin and Minnesota.

          *How Franchises are Sold*

     The Company has sales representation agreements and/or sales directors agreements in effect with five (5) individuals/entities. Leads are generated by the sales representatives who, under the terms of their respective representation agreements, complete the sale of franchise in a manner which complies with the Company's policies, or gives the leads to the Company to complete the transaction. Compensation, in general, is commiserate with the nature of the service required of and performed by the sales representative, usually a percentage of the initial franchise fee or a commission. Some of these sales representatives/directors also have certain obligations to provide support to franchisees in their territories, or to sell a quota of franchises each year. Individuals who have obligations to provide support services in their territory, in general, receive both a percentage of the initial franchise fee and also a percentage of the transaction fees paid to the Company by franchisees in their territory.(See "Regional Sales Representative/Director Agreements", below.) The Company sold seventeen(17) franchises in this fiscal year 2000 as a result of the efforts of a sales representative/employees.

     Franchise sales are also made by various individuals at the WHY USA NA offices. These sales are made in areas which are not subject to sales representation agreements or in which the agreements do not grant exclusive rights to sell franchises (currently none of these territories are exclusive), and are based mostly on referrals and inquiries. The majority of any referral sales are be handled by David O. Thomas and Don Riesterer who are both officers and/or directors of the Company, and Mr. Jay Luck, an independent contractor who provides services to the Company. David O. Thomas is also responsible for training new WHY USA franchisee owners and agents and supervising the opening of new franchises which are sold by sales representatives or assigning that responsibility to a trainer/consultant.

     In addition, subsequent to the Company's year end, WHY USA NA entered into an agreement with an individual who agreed to purchase and open 50 new franchises during the next five years in Illinois and Wisconsin.

      The Company does not solicit franchise sales except in those states
where it has registered its Franchise Offering Circular.   Thirteen states
require specific registrations. The Company's WHY USA franchise is currently approved for sale in California, Illinois, Michigan, Minnesota, Maryland, South Dakota, Virginia, and Wisconsin (all states requiring franchise registration); and, it is registered in Texas, Nebraska, Louisiana, and Utah (business opportunity states). For additional information on state franchise sales compliance, see "Need for Government Approval/Effect of Existing or Probable Government Regulations/Costs and Effects of Compliance."

          *Franchise Offering Circular*

     The Company offers its franchises through its Franchise Offering Circular which must be reviewed by the Federal Trade Commission and updated a minimum of once every 12 months; the WHY USA NA Franchise Offering Circular was updated on March 31, 2001 and filed with the Federal Trade Commission. The updated Franchise Offering Circular must also be provided to those states in which WHY USA NA is registered to sell franchises or where it is required to maintain a current circular on file. Potential franchisees go through a four step process when applying for a franchise which includes (1) a preliminary questionnaire to establish eligibility; (2) an examination of the WHY USA marketing program;(3) the receipt and review of the Franchise Offering Circular; and (4) application for the franchise. The Company, in approving a franchisee's application, assigns a geographical area which is inserted into the franchise agreement and includes a one mile radius "protected area."

          *Franchise Agreement*

     Franchise Agreements are executed as between the Company's subsidiary, WHY USA NA and each new franchisee. Existing franchisees are required to renew their agreements with WHY USA NA every three years, although renewals may contain certain special provisions, as applicable, which may have been a part of the renewing franchisee's initial franchise agreement. The Company's new Franchise agreements basically provide for:

     . An initial term of three years renewable for three additional three year terms with written notice to the Company prior to expiration without additional cost to the franchisee, provided the franchisee has complied with its obligations under the franchise agreement

     . an initial franchise fee of $14,990; payment of $95 per transaction or 6% of revenues received from each transaction; a minimum of $325 in fees in each month; pay not less than $50 per month or more than 10% of transaction fees per month into an advertising fund if established; and, pay a $2,500 transfer fee upon an approved transfer of the real estate franchise.

      . Provides for a "protected" territory and sets forth conditions and provisions regarding non-competition, the use of the WHY USA logo and proprietary information and selling techniques

      . Sets forth the Company's various obligations to provide training and materials and as well as franchisee's various obligations to attend both initial and yearly training seminars.

See the Company's "Updated Sample Franchise Agreement" attached as Exhibit
10.1.2 to this Form 10-KSB and incorporated by reference.

          *Trainer Consultation Agreements*

     To assist the Company in opening new franchises, the Company has consultation agreements with three individuals. These individuals are each owners of a WHY USA franchise themselves and have agreed to provide, upon request by the Company, certain training and consulting services to new start-up franchises and to coordinate regional forums.

            *Regional Sales Representative/Director
             Agreements and Understandings*

     To assist in franchise sales and support, the Company has the following agreements in effect granting non-exclusive rights to sell and/or service franchises in certain territories, and to receive one or more of the following: a percentage of initial franchise fees, a commission on initial franchise fees, and/or a percentage of transaction fees generated by certain of the WHY USA franchises within a territory:

      1. THE JARVIS AGREEMENT. WHY USA NA is the successor party to an agreement between Jerry Jarvis and Mid America Development Corporation, dated April 30, 1998. WHY USA NA purchased all rights owned by Mid America Development and Dale & Carol Erks in November of 1998 which resulted in WHY USA NA becoming the successor party to the existing agreement with Mr. Jerry Jarvis. The agreement

     . requires that Jarvis meet a quota of sales and maintenance of seven (7) franchises during the first 3.5 years following the execution date;

     . grants Jarvis the right to offer and sell franchises in Minnesota and 30% of the initial franchise fees for franchises sold by him; and grants Jarvis 30% of the revenues received by the Company from franchises sold by him in his territory, provided the sales and maintenance quota is maintained.

     . obligates Jarvis to perform certain training and support services for those franchises he has sold.

     . reduces by on-half the 30% of revenues from transaction fees to which Jarvis is entitled to until such time as the quota is met and waives obligations to provide support services during that time period.

Jarvis has sold only one franchise and is paid one-half of 30% of the revenues paid by such franchisee to the Company. The Jarvis agreement is not exclusive and contains a non-compete clause which survives any termination of the agreement for two years.

     2. THE ERKS AGREEMENT -As part of the purchase of rights granted to Mid America Development Corporation/Dale and Carol Erks on November 9, 1998, the Company agreed to enter into a regional manager agreement with Mr. Erks which it consummated on November 17, 1998. The agreement with Mr. Erks

     . granted him franchise sales rights and compensation for those sales in Minnesota and Wisconsin;

     . granted him the right to 30% of transaction fees collected by the Company from franchises which he has sold in Minnesota and Wisconsin;

     . made the rights in Minnesota exclusive for the first year (although exclusive nature expired on November 17, 1999 for failure to meet certain sales quotas)

     . expires two years from execution with Erks continuing to receive his 30% of transaction fees from those franchises which he sold after the termination unless the Company buys all of his rights under the agreement.

     . grants the Company the right to purchase Erks' rights at the expiration of two years at a price equal to four times Erks' net income under the agreement during the previous year.


As of this date, Mr. Erks has sold only one franchise in this territory. The Erks agreement contains a non-compete clause which survives any termination of the agreement for two years.

     3. THE MAINSTREET REALTY AGREEMENT - The Company is the successor party in a regional director agreement between WHY USA Development Corporation and Larry Day/Dean Molinsky (dba Mainstreet Realty) which was executed in August of 1992. The agreement grants Molinsky/Day the right to receive 35% of all revenues paid to the Company by WHY USA offices in their region in exchange for advice and assistance regarding the development of the WHY USA business as and participation in strategic planning and training for WHY USA franchise owners in their territory. There are currently five WHY USA franchise offices in their territory which is comprised of Nebraska and parts of Iowa. The agreement is in effect so long as Day/Molinksky continue to meet their obligations under the agreement and continue to own and operate a WHY USA franchise. The agreement is non-exclusive and does not contain any non-competition clauses although it does have a confidentiality clause.

     4. REGIONAL SALES EMPLOYMENT AGREEMENT - VAN ZANDT - The Company is a party to a regional sales/employment agreement with Donna Dwyer VanZandt which grants her a salary and grants her the right to sell franchises in the State of Texas. She is entitled to collect a $3,500 - $4,500 commission on sales, based on number of sales. There are no rights to a percentage of transaction fees granted under her agreement.

     5. REGIONAL SALES DIRECTOR/INDEPENDENT CONTRACTOR AGREEMENT - COSMO - The Company is a party to a regional sales director/independent contractor agreement with Mario Cosma which grants him the right to represent and sell WHY USA franchises in California. He is entitled to compensation of $4,000 for each franchise sold. The agreement is for a term of two years and commenced on December 1, 2000 and contains a non-competition clause.

     6. "UNDERSTANDINGS" RE: FRANCHISE SALES WITH KEY PERSONNEL AND INDEPENDENT CONTRACTORS- The Company has an understandings with certain members of management that they will receive a percentage of or commission on initial franchise fees for those franchises sold by them.(See "Certain Relationships and Related Transactions.") The Company also has an understanding with two individuals who act as independent sales agents and who receive $2,500 for each franchise sold by them.

          *Other Employment Agreement*

          On September 25, 2000, the Company entered into an employment agreement with Ms. Dianne Butts who has been employed to manage the Company's newly acquired real estate office in Janesville, Wisconsin (formerly owned by Ms. Butts). Ms Butts' independent contractor agreement with WHY USA Mid America, dated April 28, 1998, to which the Company was a successor entity, is no longer in effect. Such agreement granted Ms. Butts rights to sell franchises in a certain territory and to receive commissions on both franchise sales and transactions fees in her territory. The Company also has an employment agreement with Kelley Sage (a director of newly acquired Cashline) which is for two years and set forth in the Company's Share Exchange Agreement dated February 8, 2001.

          *Agreement to Purchase 50 Franchises*

           On March 31, 2001, the Company entered into an agreement with Ronald Williams ("Williams") whereby Williams agreed to purchase and open 50 franchises in Wisconsin and Illinois over the next 5 years. As consideration for the rights to purchase the 50 franchises, Williams must pay $150,000 on or before April 23, 2001 or the agreement is null and void; the funds are not refundable. Some of the terms of the Agreement include:

     . Williams has the right to purchase 50 franchises in next 5 years; the opening of a franchise office or transfer of any interest shall be the subject of and in compliance with the WHY USA franchise agreement;

     . Williams has exclusive right to select territory(s) from all available territories in Illinois and Wisconsin; the timing, manner, & fee required in each selection is governed by the agreement

     . if WHY USA NA has a new buyer for an available territory in Illinois or Wisconsin during the five year term, Williams has a 20 day first right of refusal to that territory; WHY USA NA will pay Williams if he refuses territory and the same is sold to the identified buyer

     . Schedule: Williams to open 5 franchises by December 31, 2001, 15 during 2002, with additional 10 each year for 2003 through 2005; schedule may be accelerated; may also be waived at WHY USA NA's discretion.

     .     rights granted may be suspended for failure to comply with terms


     . during the five year term, Williams may acquire additional franchises if 50 franchise requirement is met at rates specified in the agreement

          *Interest Generated by Web Site/Name Recognition*

     Some franchise interest has also been generated from the WHY USA web sites. The Company has responded to approximately 350 inquiries on the web sites since January 1, 2000. The Company expects to continue to generate interest from the website. The Company also generates leads for franchise sales based on WHY USA name recognition which has stimulated calls to the Company's office regarding franchisee applications.

          *Participation in Industry Trade Shows*

     The Company participates in selected regional and national industry trade shows such as the national franchise convention and the national real estate convention where it displays and markets via trade booths.

     Loan Origination

     Most of the Company's residential loan origination business is achieved in the Minnesota and Wisconsin area and is based on existing reputation and referrals in the industry. The Company will continue to pursue business in the states of Minnesota and Wisconsin; it also intends to distribute its NWF services through the placement of qualified loan origination agents at each WHY USA franchise office. The Company currently has five loan origination agents at three different franchise locations in Minnesota and Wisconsin. The Company hopes to have several more qualified agents at various WHY USA franchise offices within the next six months. Timing on such placement will be based on the Company's ability to meet mortgage broker licensing requirements in each of the individual states where the Company intends to operate its loan origination business. Some states will also require licensing of the individual agents.

     Until the Company achieves its goal of a mortgage loan originator for each franchisee, franchisees can utilize the Company's office in Minnesota for loan origination if they wish. Franchisees earn a commission on mortgage applications completed by them and placed through NWF. The Company also intends to make mortgage loan applications available through its web sites. The Company has not yet determined when loan applications will be processed through its web site.

     The Company's newly acquired Cashline will offer loan origination for sub-prime and government loans such as HUD loans. The Company hopes its Cashline acquisition will facilitate its efforts to place loan origination agents on site due to its existing brokerage licenses in 44 states.

Competitive Business Conditions/Competitive Position
in the Industry/Methods of Competition
-----------------------------------------

     The Company faces extreme competition on national, regional and local
levels.   Competition will come from companies which offer similar multiple real estate services. The Company will compete on three levels: (1) market share for franchise sales, (2) market share for real estate transactions, and
(3) market share for loan origination.

     Real Estate Market Competition

     There are many real estate franchise companies which have a large presence at the national level and have far more financial resources, personnel, and experience than the Company. These companies also have the ability to respond quickly to industry trends, and have, in response to such trends, begun offering a wider variety of "non-traditional" or "associated"
real estate services to their clients.   Many of these companies also offer
mortgage loan services themselves or through affiliates. They also have larger advertising budgets, a stronger national presence, and more internet services available to their clients including loan origination at their web sites. These larger companies are in the financial position to organize, acquire, and/or provide additional nationwide services faster and sooner to their clients than the Company will be able to. Some of the Company's national competitors include Coldwell Banker, Prudential, Better Homes & Gardens Real Estate, Century 21, and ReMax. Each of these companies is larger, offers similar and more "bundled" real estate related services, and has a stronger reputation in the industry. Each local franchise office will suffer competition from other local real estate offices as well as the nationally franchised independent offices. In Minnesota, two local real estate companies which compete with the Company are Edina Realty and Burnett.

     Competition for Loan Origination

     The Company also suffers competition from a multitude of different business organizations for loan origination market share. The Company must compete not only with companies which provide such services in connection with bundled real estate services but with companies which provide such services in general such as banks and loan institutions as well as a diverse group of internet companies that provide loan origination services through their web sites. The majority of the Company's loan origination competition for its NWF subsidiary as of this date are local competitors in the greater Minneapolis/St. Paul area as well as "bundled" loan origination products offered through several national companies including many of the national real estate franchise companies.

     Prior to the Company's acquisition of NWF and during the first quarter of 2000, NWF also competed with Northwest Financial Group Inc., an affiliated entity. Both entities were owned by Don Riesterer prior to the acquisition transaction; subsequent to the acquisition transaction, Riesterer became a principal of the Company and remained Northwest Financial Group's sole shareholder. On April 1, 2000, Northwest Financial Group ceased conducting mortgage loan business and is no longer a competitor of the Company.

     The Company also expects considerable competition with its sub-prime loan origination service which will be handled by Cashline; Cashline competes with other national and regional residential non-conforming lenders such as the Associates, New Century and Conseco /Green Tree Financial.

     Methods of Competition - Some Advantages of the WHY USA System

     The Company believes its main method of competition is its one-stop "bundled" services available to its customers/franchisees under the WHY USA trademark combined with its unique listing and selling method, especially its $990 For Sale by Owner Plan. The Company hopes that by offering its "bundled services" and unique method of listing and selling, it will develop a presence and WHY USA name recognition in the industry despite the extreme competition it will suffer from several dominant companies offering networked real estate services. It hopes to target those sellers interested in competitive listing fees, flexible listing programs and the ability to save money through its "$990 For Sale by Owner Plan." The following are some of the advantages of its WHY USA System which the Company believes will help it to compete for market share:

     . Innovative Approach- The For Sale by Owner plan motivates sellers to hold "open houses" whenever they choose since the WHY USA agent will handle everything else for $990 if the seller finds a buyer not working with an agent; buyers not working with agents are automatically directed to the WHY USA agent.

     . Flexibility - Sellers unite with a broker to receive a full listing service or a "for sale by owner" plan; each option is competitively priced.

     . Value - Sellers receive a mortgage service that is guaranteed to offer them the lowest available commercial interest rate for which they qualify. Sellers have certain options available to them which may further reduce fees.

     . Convenience - Sellers receive other real estate related services such as a full title insurance company which can arrange for title insurance, document preparation and closing services as requested. Sellers may also have other related services available as the Company expands and includes other services in its "bundled" system as well as national marketing support.

     . Extra Income -Franchise offices can generate extra income for their office through loan origination fees, commissions on home warranties, as well as other commissions when a buyer uses one of the Company's other services. They have the advantage of additional buyers approaching them through "for sale by owner" open houses.

     . Franchise Financing - the Company also offers its own financing on franchise purchases or the alternative of having the Company as a 50% partner.

     . Name Recognition - The Company has already achieved some name recognition in the market through its trade mark WHY USA and through its $990 Program. It was featured in two books: "How to Sell Your Home in the '90s" by Carolyn Janik and in "Kiplinger's Buying & Selling a Home" by the staff of Changing Times Magazine. The Company has also was featured in the following periodicals:
            "Smart Money Moves to Make Now" in the Wall Street Journal, Money Magazine, the Miami Herald, the Real Estate Professional in an article entitled "The Story Behind WHY USA," in a US News & World Report cover story "Saving Brokers Fees," and in the Pittsburgh Business Times.

     . Loan Origination - the Company will continue to conduct its loan origination business as a separate business. The Company has succeeded in achieving some market penetration in Minnesota and Wisconsin with its loan origination especially in the area of refinancing and secondary mortgages. The Company attributes this to management's market experience. The Company can now offer more complete mortgage origination service as a result of its acquisition of Cashline which gives the Company the ability to originate loans to high risk customers.

Sources and Availability of Raw Materials/Names of Principal Suppliers
----------------------------------------------------------------------

     The Company does not have any supplier agreements currently in effect although it consistently uses three main vendors who are familiar with the WHY USA specifications for required materials and use of trademarks and the WHY USA System. Because franchisees are required to conform to the Company's specifications, they often use the Company's vendors. These vendors are ADA Printing and Design, MacDaniel Sign Co., and Fiesta Business Forms. No franchisee, however, is required to use these suppliers. The Company has retained the right to designate certain suppliers at its discretion. The Company and its franchisees often use Commonwealth Land Title, a national title insurance company, to provide title insurance, and Prime One Home Warranty, a national company which provides home warranties.

Dependence on a Few Major Customers
-----------------------------------

     The Company is not dependent on a few major customers. It has 72 franchisees with 82 offices which generate revenues for the Company; it also has a multitude of customers for its mortgage origination business in the Minnesota area many of which are unrelated to the Company's franchise business.

Patents, Trademarks, Licenses, Franchises, Concessions,
Royalties Agreements, Labor Contracts
-----------------------------------------

     Provisional Patent Application Made

     The Company made provisional application on its WHY USA System which was applied for in January 20, 2000 with the US Patent and Trademark Office. Provisional patent application protects the Company's right to complete the application process so long as it is done within one year from the provisional application. The Company elected not to pursue the final application. Any patent protection afforded by the provisional application expired on January 20, 2001.

     Trademark

     The Company's trademark was registered by the U.S. Patent and Trademark Office on the Principal Register as US Trademark Registration Number 1,524,821 on February 14, 1989. The ownership of the trademark was assigned to the Company's wholly owned subsidiary, WHY USA NA, by the previous owner, WHY USA Development Corporation, in September of 1998. The assignment was filed by WHY USA NA with the US Patent and Trademark Office.

     Exclusive License Granted in Arizona

     WHY USA NA's ownership of the WHY USA franchise rights and system is subject to an exclusive license owned by Mr. Tim Doughtery for franchise sales, revenues from franchise sales, and revenues from transaction fees for the State of Arizona. Such rights are not contained in a written agreement but are a result of rights retained by Why USA Development(a non-affiliate), the original franchise owner, which have been subsequently transferred. At the present date, Mr. Tim Dougherty, the transferee, is entitled to full use of the WHY USA name and WHY USA System in Arizona including the right sell and service franchises. The significance of this license to the Company is that it
(1) cannot sell franchises in Arizona unless it reaches an understanding with Doughtery; and (2) it is entitled to receive a total of 32.5% of all revenues generated from WHY USA franchise sales and transactions fees in Arizona. As of this date, Mr. Doughtery has three WHY USA real estate offices in the State of Arizona.

     Rights to Initial Franchise or Transaction Fees Granted
     Pursuant to Regional Agreements and/or "Understandings"

     The Company currently has five (5) written sales representative/
regional director agreements in effect with varying provisions, terms of compensation, and obligations. All of those agreements provide for one or more of the following with respect to the territory defined in each agreement: a percentage of franchise sales, a percentage of all or certain specific transaction fees within the territory, and/or a commission on franchise sales. The Company also has an understanding with two members of management which provide for commissions on franchise sales as well as two independent contractors. The agreements and understandings ultimately provide for varying commission/percentages on initial franchise fees that range from $2,500 to $7,500 per sale or between 25% and 76% of the initial franchise fee. Three of the agreements provide for percentages of transaction fees to be paid which range from 30% to 35% (which under the terms of two agreements have been reduced by half because certain sales quotas were not met). As of this date, the Company pays a percentage of transactions fees to regional sales representatives/directors on a total of 7 out of its 82 franchised offices. Percentages of transaction fees paid equals approximately 4.6% of its total transaction fee revenues per month. The Company paid a total of $15,770 under the various Regional Agreements during 2000. The Regional Sales Representation/Director Agreements are discussed in detail under PART I, Item
1. DESCRIPTION OF BUSINESS,      Distribution Methods of the Products or
Service, Franchise Sales.

     Rights to Purchase and Open 50 Franchises

     The Company granted first right of refusal in any available territories in Illinois and Wisconsin. The rights are contained in an agreement to purchase and open 50 franchise offices in available territories in those states executed between Williams and WHY USA NA on March 31, 2001. The terms of the agreement will not go into effect unless the Company receives payment of the purchase price by April 23, 2001. (See *Agreement to Purchase 50 Franchises* under "Franchise Sales", for additional information.)

     The WHY USA Franchise

     The Company is the owner of one real estate brokerage franchising system, which is sold and operated under the trademark WHY USA. A summary of the franchisee status as of December 31, 2000/1999/1998* is as follows:

                     Cancelled            Reacquired Left the  Total from  Net
                     or          Not      by System  System    Left        Operating
State     Transfers  Terminated  Renewed  Franchisor Other     Columns     At Year End
--------  ---------  ----------  -------  ---------- --------  ----------  -----------
          00/99/98  00/99/98     00/99/98  00/99/98  00/99/98  00/99/98    00/99/98
--------  ---------  ----------  -------  ---------- --------  ----------  -----------
Alabama     0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       1/1/1
Alaska      0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       1/1/1
Arizona     0/0/3     0/4/0       0/0/1      0/0/0     0/0/0     0/4/1       0/0/5
Calif.      1/0/1     0/1/1       0/0/0      0/0/0     0/0/1     1/1/3       5/5/14
Colorado    0/0/0     0/2/0       0/0/0      0/0/0     0/0/0     0/2/0       0/0/2
Florida     0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       0/0/0
Illinois    0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       1/1/1
Indiana     0/0/0     0/1/0       0/0/0      0/0/0     0/0/0     0/1/0       1/1/2
Iowa        0/0/0     0/0/2       0/0/1      0/0/0     0/0/0     0/0/3       6/6/6
Kansas      0/0/0     0/0/0       0/0/1      0/0/0     0/0/0     0/0/1       0/0/0
Louisiana   0/0/0     0/0/0       0/0/0      O/0/0     0/0/0     0/0/0       1/1/1
Maryland    0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       1/2/4
Michigan    0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       1/1/1
Minnesota   0/0/0     2/1/5       0/0/1      0/1/0     1/0/2     3/2/8       26/21/21
Missouri    0/0/0     1/0/0       0/0/0      0/0/0     0/0/0     1/0/0       0/1/1
Montana     0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       1/1/1
Nebraska    0/0/0     1/0/2       0/0/0      0/0/0     0/0/0     1/0/2       7/8/10
Nevada      0/0/0     0/1/0       0/0/0      0/0/0     0/0/0     0/1/0       0/0/1
Ohio        0/0/1     1/1/0       0/0/0      0/0/0     0/0/0     1/1/1       2/3/4
Oklahoma    0/0/0     0/0/1       0/0/0      0/0/0     0/0/0     0/0/1       0/0/0
Oregon      1/0/0     0/0/1       0/0/0      0/0/0     0/0/0     1/0/1       1/1/1
Penna.      0/0/0     0/3/0       0/0/0      0/0/0     0/0/0     0/3/0       1/0/3
S.Carolina  0/0/0     0/0/1       0/0/0      0/0/0     0/0/0     0/0/1       0/0/0
S. Dakota   0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       1/1/1
Tennessee   0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       0/0/0
Texas       0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       5/3/2
Virginia    0/0/0     0/0/0       0/0/0      0/0/0     0/0/0     0/0/0       1/1/1
Wisconsin   0/0/0     1/0/1       0/0/0      1/0/0     0/0/1     2/0/2       3/6/3
Wyoming     0/0/0     0/0/0       0/0/1      0/0/0     0/0/0     0/0/1       0/0/0
--------  ---------  ----------  -------  ---------- --------  ----------  -----------
Totals      2/0/2     6/14/14     0/0/5      1/1/0     1/0/4     10/15/25    66*/65/87
          =========  ==========  =======  ========== ========  ==========  ===========

*   The Company has sold six(6) additional franchises since January 1, 2001;
    some franchisees have more than one office.


Need for Government Approval/Effect of Existing or Probable
Government Regulations/Costs and Effects of Compliance
--------------------------------------------------------

     The sale of franchises is regulated by the Federal Trade Commission. The Company must maintain a franchise offering circular in effect which has been filed with the FTC and is updated a minimum of once every 12 months. In addition, the following states where the Company may sell franchises are known to the Company to have statutes which may supersede franchise agreements in the franchisee's relationship to the Company, especially in regard to termination or renewal: Arkansas, California, Connecticut, Delaware, DC, Hawaii, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Rhode Island, South Dakota, Virginia,
Washington and Wisconsin.   The Company's WHY USA franchise is currently
approved for sale in California, Illinois, Maryland, Michigan, Minnesota, South Dakota, Virginia, and Wisconsin (all states requiring franchise registration) and it is registered in Texas, Nebraska, Louisiana and Utah.
The Company does not sell franchises at this time in the following states:
Hawaii, Indiana, New York, North and South Dakota, Rhode Island, and Washington (all states requiring registration). Individual agents of WHY USA franchises must comply with rules regarding licensing of personnel. The Company spends approximately $30,000 per year on regulatory compliance for sales of its franchises.

     The Company's loan origination business through NWF is currently licensed as a mortgage broker in the state of Minnesota where it operates; it is not required to have any special licenses for its agents in the State of Minnesota. The Company will be required to license as a mortgage broker in those states where it intends to conduct loan origination by placing qualified loan origination agents at WHY USA franchise offices. Some of these states may also require the licensing of the individuals agents. Cost of such state registration/compliance will be between $500 and $1,000 for each state not including associated legal expenses. In providing its loan origination services the Company must comply with the provisions of the Truth and Lending Act. There are no special costs to such compliance.

     The Company's acquisition of Cashline, which is licensed in 44 states, will help it meet some of these regulatory requirements. However, Cashline will be subject to its own regulatory requirements: (1) the Company anticipates spending a minimum of $25,000 per year to keep Cashline's licenses in effect; (2) Cashline is required to meet and maintain an asset test of $250,000 to continue to originate HUD loans; and (3) Cashline must renew its licence with HUD once every year. To maintain its licensing requirement, the Company has agreed to employ Cashline's principal, Kelley Sage; Kelley Sage is licensed as a loan origination agent in the state of Arizona where the principal office of Cashline is located.

     Other regulations which affect the Company are the Securities Act of 1933 which regulates the manner in which it offers securities privately and or to the public; and the Securities and Exchange Act of 1934, which imposes certain reporting obligations on the Company once it is a "full reporting" company. The Company became subject to reporting obligations in July 2000. The Company estimates it will cost it between $25,000 and $50,000 per year to comply with legal and accounting obligations under the 1934 Act.

Status of Any Recently Announced Products or Services
------------------------------------------------------

     The Company made no special announcement on its acquisition of the WHY USA Advantage Realty of Janesville office; such franchisee was operational at its acquisition and continues to operate under the Company's ownership. The Company announced its acquisition of Cashline Corporation on March 6, 2001 which took place in early February 2001. The Company intends to operate Cashline's business in the current manner for loan origination of sub-prime and government mortgages to increase its franchisee support; it also intends to utilize Cashline's 44 existing licenses to assist in placement in loan agents on site with franchisees. The Company is still in the process of consolidating Cashline's operations into its WHY USA operations.

Research and Development Activities in the Past Two Years
---------------------------------------------------------

     None.

Total Number of Employees
-------------------------

     The Company currently has 51 employees, 13 full time and 38 part time, who are not executive officers of the Company: three (3) are employed by the Company at its principal office in Bloomington; four(4) are employed by WHY USA NA in administrative capacities and work out of the Menomonie office; one
(1) is a regional sales representative for WHY USA NA who receives both a salary and commissions on franchise sales; one (1) is employed to manage WHY USA Advantage Realty of Janesville with three (3) part time telemarketers also working out of that office; twenty-five (25), consisting of 12 full time and 13 part time, are employed by NWF as loan processors and other personnel; and, twenty-two (22) are part time employees who perform telemarketing and work out of the Company's office in Sebeka, Minnesota. The Company also has one (1) full time employee of Cashline. The foregoing does not include the Company's executive officers who serve on an "as needed" basis devoting approximately 30% - 90% of their time to the Company. The Company also has four (4) contracts in effect with various individuals/ entities who serve as independent contractor sales representatives/directors for territorial sales and/or support of WHY USA franchises, and are not considered employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently rents space for its management and administrative offices in Bloomington, Minnesota in office space owned by the Northwest Investment Trust, an affiliated entity controlled by Donald Riesterer. NWF shares the space with its parent for the administration of its business operations. The Company rents approximately 2,300 square feet on a month to month basis for $2,000 per month. Leslie Pearson uses 600 square feet of that space for her own business and compensates the Company in the services of a receptionist as well as discounted accounting services. The $2,000 per month rate is based on amounts charged to other tenants in the same building.

     Since the mid 2000, NWF operates its processing center out of 2,500 square feet of office space on Wayzata Blvd. in Minneapolis which is rented on a month-to-month basis. An officer of the Company, Mr. Greg Miller, shares this space with NWF. NWF also has one loan processor operating out of a space shared with an independent franchise, WHY USA Real Estate Service in Woodbury Minnesota. Both the Wayzata space and the Woodbury space is owned by Northwest Investment Trust, Inc.; total rent payment on the two spaces is $4,000 per month. The Company believes this is comparable to rents charged on similar space in that locale.

     As of February 1, 2000, WHY USA NA began operating out of Menomonie, Wisconsin. It sub-leased 6,000 square feet of office space from Douglas Larson, one of its former principals, for $2,500 a month. In November of 2000, the Company signed a new lease with Mr. Larsen at a monthly rate of $1,100 which reduced their square footage to 1,000 square feet. The lease is for an indefinite period but may be terminated by either party with 60 days written notice. The space is sufficiently large for the conduct of WHY USA NA's business operations since it no longer intends to operate its telemarketing operations from that facility. The terms of the lease are comparable to other similar leases in that geographical location.

     Also beginning in 2000, the Company's part time telemarketers (currently
22) work out of a small office in Sebeka, Minnesota. The office space is in a building owned by Donald Riesterer. The office is comprised of approximately 1,500 feet of space, and is rented on a month to month basis for $ 500 per month. The month to month rate is comparable to other rents in that locale.

     Beginning in September 2000, the Company acquired and now operates WHY USA Advantage Realty of Janesville. In anticipation of the closing of that transaction, the Company entered into a lease agreement regarding the office space occupied by the to be acquired franchisee, Diane and Associates Real Estate, Inc. The lease was executed on June 1, 2000 between the Company and Leonard and Adeline Riesterer. The space is comprised of 4,000 square feet and is for a term of five years. The Company pays $2,650 per month plus an additional fee of $150 towards its proportionate share of the property taxes. Leases payments and the additional fee are subject to a 5% increase per year during the term of the lease. The terms of this lease are comparable to that of others in that locale. Three of the Company's telemarketers also work out of that office. Donald Riesterer a principal in the Company, acted as agent for Leonard and Adeline Riesterer.

     In February 2000, the Company acquired Cashline. Cashline leases office space in Scottsdale, Arizona at approximately $8,400 per month. The Company will be the successor party to the lease which has a term of four years starting in December of 1998.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party to a proceeding adverse to the Company nor do any of the foregoing individuals have a material interest in a proceeding adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

       None

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

     The Company has been listed on the National Association of Securities Dealers ("NASD") Over-the-Counter Bulletin Board ("OTCBB") since December 21, 2000 under the symbol "WUFG". Under current NASD rules, an issuer cannot maintain or apply for a listing unless it is current in its reporting obligations under Sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the "1934 Act"). The Company became subject to reporting obligations under 1934 Act in July 2000.

     The following is the high and low bid information for the time period since it began trading in January 2001. Quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

          Month                      High         Low
     --------------------           ---------   -------
     January 25 - 31, 2001          $0.9275     $0.6875
     February 1  - 28, 2001         $1.09375    $0.78125
     March 1 - 5, 2000              $0.92       $0.875

Holders
-------

     At December 31, 2000, the Company had approximately 1,080 shareholders of record.

Dividends
----------

     The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends to date due to its present financial status. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future but plans to retain earnings, if any, for the operation and expansion of its business.

Sales of Unregistered Securities
--------------------------------

     During the past year (through December 31, 2000), the only sales of unregistered securities made by the Company which have not been previously reported are:

     In July 2000, the Company granted options to purchase 2,475,000 shares of its common stock at $1.00 per share. The options vest over a three year period, 1/3 per year, with the first vesting date being July 20, 2001 and are exercisable for a period of 10 years. The options are part of a Stock Option Plan and were granted to each of the Company's six Board of Directors. (See
Item 10. Executive Compensation, "Option Plan" and the two option tables thereunder for additional information.) The Company relied on the exemption from registration requirements provided under Section 4(2) of the Securities Act of 1933 as a "transaction not involving a public offering" in the grant of these options.

     Subsequent to the Company's year end, during January, 2001, it commenced a private placement of up to 3,000,000 units comprised of one share of common stock and one warrant to purchase a share of common stock, at an offering price of $1.00 per unit. The warrants are exercisable for three years from issuance at $1.00 each. The offering is being conducted under Section 4(2) as
a "transaction not involving a public offering".   The Company believes that
may rely on the Section 4(2) exemption as (i) six months have passed since its private placement which closed in August of 2000 thus giving the Company a safe harbor from integration of offerings, and (ii) the Company is not conducting a public offering and is making the offer to a limited number of "accredited" investors as that term is defined under the 1934 Act.

     Subsequent to the Company's year end, the following unregistered securities were sold by the Company:

     On February 8, 2001, the Company acquired Cashline. As part of the transaction, the Company agreed to issue an aggregate of 600,000 shares among Cashline's four shareholders. The shares were valued at $ 1.00 at the time of the transaction based on private transactions and the approximate trading value of the stock during that time period. On March 31, 2001, in connection with the Cashline acquisition, the Company reached an agreement with Northwest Investment Trust, an affiliate, regarding its unrecovered investment in Cashline. The Company agreed to issue 296,384 shares to Northwest Investment Trust, an affiliate, in exchange for the unrecovered amount which was agreed among the parties to be $148,192. The shares were issued in reliance upon the exception provided for under Section 4(2) of the Act as a "transaction not involving a public offering."

     On March 31, 2001, the Company reached and agreement with Northwest Investment Trust regarding an investment in Alliance West Mortgage Corporation ("Alliance West") and the assignment of Northwest Investment Trust interest in such investment. As part of the agreement, the Company agreed to issue 249,102 of its unregistered common shares to Northwest Investment Trust; the parties valued the consideration paid for the shares at $124,551. The shares were issued in reliance upon the exception provided for under Section 4(2) of the Act as a "transaction not involving a public offering."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Acquisition of Subsidiaries
----------------------------

      In 1999, the Company was a public company with no trading market and no operations which desired to acquire or merge with an operating entity or entities. In an arms length transaction in December of 1999, it acquired NWF and its subsidiary, WHY USA NA, through the issuance of 10,000,000 of its unregistered common shares. The transaction was completed through a series of steps which included:

     . the acquisition of all of the issued and outstanding shares of WHY USA NA from its three shareholders by Mr. Don Riesterer for a combination of cash and promissory notes equaling $2,026,400.

     . Mr. Riesterer's contribution of the WHY USA NA shares to NWF for which he was issued an additional 90,000 NWF shares increasing his share ownership in NWF to 100,000 shares; the 100,000 outstanding shares of NWF constituted all of the outstanding shares of NWF;

     . the issuance of 10,000,000 shares of the Company to NWF, and the subsequent distribution of those shares to Mr. Riesterer in exchange for his 100,000 shares of NWF (equaling 100 shares of the Company for each NWF share.)

     . the election of a new Board of Directors comprised of directors of NWF and WHY USA NA.

     As a result of the merger the Company acquired the business operations, products and assets NWF and its subsidiary WHY USA NA. The public shell had no revenues or operations. The Company acquired an additional subsidiary during the third quarter, WHY USA Advantage Realty of Janesville. Subsequent to its fiscal year end 2000, it acquired Cashline.

Merger Treatment
----------------

     The Company's acquisition/merger of NWF has been accounted for as a recapitalization because management of NWF became management of the Company. The financial statements for the Company's year ended 1999 reflect only the operations of NWF for 1999. The contribution of WHY USA NA has been accounted for as a purchase transaction and therefore the Company's Statements of Operations and Cash Flows for December 31, 1999, did not include the operations and cash flow of WHY USA NA. The financial statements of WHY USA NA for December were accounted for separately at December 31, 1999 as those of
a purchased entity.    The operations of WHY USA NA have combined with those
of the Company for the year ended December 31, 2000. In addition the operations of WHY USA Advantage Realty Janesville are combined with those of the Company at its 2000 year end; the Company's operations for 1999 will not reflect the activity of the WHY USA Advantage during 1999. The Cashline acquisition did not take place until after the fiscal year end 2000 being reported on; its operations will be consolidated with those of the Company at the first quarter 2001.

Results of Operations - Fiscal Year 2000 vs. Fiscal Year 1999
--------------------------------------------------------------

     The Company's principal revenue sources are from: (1) franchise fees, (2) new franchise sales, (3) mortgage origination fees and (4) commissions from real estate sales from its Company owned franchise. The Company's operations reflect a loss of $3,234,481 for 2000 versus a loss of $1,056 from continuing operations for 1999. The 1999 results of operations reflect only the activities of NWF, the mortgage loan organization portion of the Company.

     NWF Results of Operations

     The Company lost $323,780 on its loan origination business in the year 2000 versus a pre-tax loss of $1,056 in 1999. NWF experienced revenues in 2000 of $651,879 in 2000 vs. $546,200 in 1999. Higher general and administrative costs (personnel costs) related to the mortgage operations, increased communications costs, and costs of integrating the mortgage and real estate operations were all contributing factors to the increase in the loss from mortgage operations, despite a 11% increase in revenues from originations between periods. Mortgage loan operations were conducted in adverse conditions throughout both latter 1999 and 2000 as the Federal Reserve Board steadily rose the federal discount rate resulting in higher mortgage rates starting in June 1999. Although, the first two quarters at 1999 produced pre-tax income of $138,696, the downward trend in mortgage lending in the 2nd half of 1999 resulted in losses to the Company which continued in each quarter of 2000.

     Costs (principally commissions, salaries and appraisal expenses) related to mortgage loans increased to $540,957 in 2000 versus $399,230 in 1999, reflecting the higher costs of originating new mortgages versus refinancing existing mortgages. Mortgage loan origination fees were 83% of revenues in 2000 as opposed to 73% of revenues in 1999. Personnel costs equaling $381,991 in 2000, is the largest component of NWF's loan origination expenses, and have enough fixed salary costs that NWF will have to increase its revenue base by another 33% or more in order to achieve a break even operations.

     WHY USA NA Results of Operations

     WHY USA NA suffered a loss of $263,754 in 2000 versus a loss of $16,611 in 1999. New real estate franchise sales totaled $142,350 in 2000, transaction fees totaled $319,938, and conference income was $12,657. None of the foregoing amounts in 2000 have a comparable revenue source in 1999 as the WHY USA NA operations were accounted for under the purchase accounting method, and the acquisition did not take place until December 31, 1999. The comparative numbers for Why USA NA on an unconsolidated basis during 1999 were $365,298 in transaction fees, and new franchise sales of $11,805. These figures reflect the Company's emphasis on new franchise sales in 2000. and an overall decline in the real estate market transactions services by the WHY USA NA between 2000 and 1999.

     Higher general and administrative costs hurt the real estate franchising operations in 2000, the result of increased legal fees to register the franchise sales prospectus in more states, higher personnel costs and professional fees. Marketing expenses focused at new franchise sales totaled $281,868 in 2000 compared to $81,788 in 1999; new franchise sales were $142,340 vs. $11,805 in 1999; and, therefore, WHY USA NA experienced a loss of nearly $140,000 in the pursuit of new franchises 2000 as opposed to a $70,000 loss in pursuit of new franchises in 1999. In 2000, the net contribution to operations from franchise fees net of franchise costs (consisting of conference expenses, commissions, trade shows, training and franchise services equaling $126,704) resulted in a contribution of $215,000 to fund general, administrative and marketing expenses. In 1999, the net contribution from the same activities was $235,000. The decline was due to the introduction of an annual convention in 2000 and the Company's presence at a greater number of conferences and trade shows. Franchise amortization expense was $166,216 in 2000 and $108,800 in 1999 which reflects the amortization of the WHY USA franchise cost of $2,026,400 over 12 years. The increased marketing expenses and increased amortization of franchise fees combined with the reduced contribution from direct franchise transaction revenues resulted in the loss
of $263,754 in 2000.    No asset or other expense deferral is reflected in the
financial statements for the benefits of the future income streams of transaction revenues from the new franchises being sold.

     General

     The loss experienced by the Company in 2000, is created by general and administrative expenses ballooning to $1,344,000 from $281,166 in 1999 and the write-off of investments totaling $1,934,020. The largest amount of general and administrative expense ($682,000) were experienced by the parent company with largest component of that being payroll expenses which totaled $450,500. Included in the 2000-year results is the expensing in the first quarter of $390,000 in stock given to the officers and directors of the Company by a
principal of the Company.   The stock value was reflected as a capital
contribution by the principal stockholder. The Company's subsidiaries each had substantial general and administrative expenses with NWF experiencing $431,128, WHY USA NA at $169,700 and WHY USA Advantage at $61,000. The Company also incurred legal fees and EDGAR filing fees of approximately $53,500 in 2000 to register the common stock of the Company with the Securities and Exchange Commission. The write-offs of investments are a result of advances made to an affiliate of the Company which were subsequently advanced to two mortgage companies, Alliance West and Cashline. The Company converted the investments into acquisitions subsequent to its year end.

     The Company has focused its efforts on the expansion of its real estate franchise system by providing stronger administrative support to existing franchises and the hiring and training of sales representatives to sell new franchises. The Company also commenced the operation of its own real estate operations in Janesville, Wisconsin, which it acquired for $110,000 from Diane Butts, a former franchisee. The Janesville operations generated revenues to the Company of almost $100,000 in the year ended December 31, 2000 but the revenues were offset by expenses of $135,000.

Liquidity and Capital Resources
-------------------------------

     Revenues

     During the Company's year ended December 31, 2000, the Company's total revenues of $1,284,250 were comprised of the following: NWF revenues from mortgage loan origination fees of $651,879 (or 51%); WHY USA NA revenues of $354,757 (or 27%) from franchise transaction fees; WHY USA NA revenues of $142,350 (or 11%) from new franchise sales; $35,441 (or 2%) from interest income chiefly derived from advances to affiliates and an accrued interest receivable; and $99,823 (or 8%)in commissions from WHY USA Advantage. Franchise fees are comprised of ongoing transaction fees paid to the Company by its franchisees, based on $95 per transaction or 6% of commission revenues, whichever is less, provided each franchisee must pay a monthly minimum of $325. On a pro forma basis in 1999, total revenues from operations were $924,835 of which franchise fees from the Company's franchisees accounted for $365,014 (or 40%), new franchise sales totaled $11,805 (or 1%)and mortgage loan originations totaled $546,200 (or 59%). The Company's fiscal year 2000, therefore, shows a drop in the percentage of total revenues achieved from loan originations and evidences its current focus on new franchise sales with an 9% increase in that revenue category. Approximately 59% of such franchise fee revenues were generated from the franchisees located in Minnesota and surrounding Midwestern states (Nebraska, Iowa and Wisconsin). In 1998 and 1999, revenues from franchise sales were based on an initial fee of $9,500 for local market areas with a population greater than 50,000 and $6,500 for areas with a population of less than 50,000. The Company's year 2000 franchise offering circular provides for one initial fee of $9,990. The Company's year 2001 franchise offering circular provides for an initial franchise fee of $14,990. Marketing expenses incurred on a national basis have not proven successful and have been scaled back. The Company has refocused its marketing efforts to a more regional effort in an attempt to expand from its core states outward.

     Effects of Changing Interest Rates on NWF Operations

     The Company's loan origination business was adversely affected during 2000 by increased interest rates as the Federal Reserved Board increased rates at each of its last six meetings during latter part of 2000. Mortgage interest rates generally trended upward to the 8 1/2% interest rate level from the 6 1/2 to 7% level prevalent in the early 1999 time frame. This interest rate increase virtually eliminated the housing refinance market in 2000, which represented approximately 85% of the NWF's mortgage loan business in early 1999. Most refinancing done by NWF during 2000 was due to credit rating improvement by the borrowers. In response to the changing market, and in an effort to more successfully integrate its mortgage loan business with its franchise business through WHY USA NA referrals, NWF began shifting its loans from refinances to first and second mortgages during the latter part of 2000. The new mortgages and second mortgages have generated lower margins due the higher costs of producing new mortgages versus the refinancing of existing mortgages.

     With signs of possible recession, the Fed Reserve began dropping interest rates in late December 2000, in order to stimulate the economy. Economists predict and the Company expects another resurgence in the refinance market. The Company expects its next quarter to reflect another shift in its NWF operations and therefore revenues back to refinancing although it will continue to pursue the first and second mortgage market. The Company anticipates a reduction in its losses in the first quarter of 2001 with the possibility of returning its NWF subsidiary to profitable operations by the late first quarter or early second quarter.

     Losses from Operations - Lack of Liquidity

     The Company has lost money on both a cash and accrual basis throughout 2000. The Company has utilized the funds from its private placement of $1,500,000 (completed in its third quarter of 2000) to fund these losses. The Company will be able to utilize its commons stock to fund the accrued liabilities for Alliance West in the amount of $249,102 at December 31, and will be able to fund $896,000 of the Cashline liabilities through stock issuance. (See "Financing Activities" below.) The Company had remaining cash of $20,000 and accounts receivable of $74,000 at its year end 2000 to fund future losses and conduct operations. The operational consumption of cash was approximately $1,517,000 for the year and $1,235,000 in the 4th quarter, the result of a write off of $542,000 of cash advanced prior to the 4th quarter via advances to an affiliate which were written off at the time the Company converted its notes into investments in Cashline and Alliance West. The Company does not anticipate any short term liquidity from its recently acquired Cashline operations.

      Cashline, prior to its acquisition by the Company has operated at a loss; it will not only fail to provide any short term liquidity, but will likely require a substantial infusion of cash or a merger with another entity in order to commence any substantive operations or be of any benefit to the Company. The Company must spool up the operations of Cashline in order to effectively utilize its existing licences in 44 states. The Company is currently focusing its attention on a merger in the Scottsdale area to use the leased facilities of Cashline. The Company believes the timing opportunity due to the shift in mortgage rates will allow it to obtain profitable operations should a successful merger be negotiated. The Company is attempting to negotiate with the creditors of Cashline which are estimated at $170,000 to have them discount these amounts. The Company absorbed these liabilities in connection with the acquisition of Cashline as well as giving a note to Northwest Investment Trust, an affiliate, in the amount of $85,000. The Company does not have the ability to fund either the liabilities of Cashline or pay the note to Northwest Investment Trust. The Company could bankrupt its acquisition subsidiary and eliminate the Cashline creditors; however, it is the intent of the Company to negotiate with the creditors at discounted terms.

     The volatility of the mortgage loan origination business combined with an error in the judgement of the Company's management to expand during a period of rising interest rates led to losses not only incurred by the Company but by its two investees (Cashline and Alliance West). The market abruptly reversed directions in December of 2000 and the Company, historically (on a private basis prior to the formation of the Company) was able to be profitable in periods of declining interest rates. The future of the Company, however, is negatively impacted by slower real estate sales which would be anticipated in a slowing economy.

      The Company has not yet spooled up the Cashline operations and most likely will not be able to successfully implement a merger until late in the second quarter. The Company will be strapped for cash until it is able to successfully implement Cashline's operations. The refinance market has been steadily improving and will affect the company on a positive basis throughout the first half of 2001. The first and fourth quarter of the Company's operations are slower than summer months as real estate sales are slower and the related mortgage loan activity also declines. In an effort to reduce operations expenses, the Company has (or will):

     . reduced the level of expenses it is incurring to expand its franchise system

     .      cut officers salaries during the first quarter of 2001

     .      reduced other general and administrative expenses

     .      raise additional equity through the sale of stock.

     .      acquire other entities with cash flows from operations

The Company's lack of real estate holdings and operational cash losses, would most likely preclude it from obtaining bank or other debt financing, other than advances from affiliates. The Company's ability to expand will most likely require additional equity funding which it is attempting through a current private placement. The Company is also entered into an agreement with an individual which will give it a $150,000 infusion of cash as the result of the individuals agreement to purchase and open 50 franchises in Wisconsin and Illinois.

     Franchise Agreements

     The Company has Franchise Agreements in effect at current date with 72 franchisees (for 82 offices). The franchise agreement provides for:

     . initial terms of three years renewable for three additional three year terms with written notice to the Company prior to expiration without additional cost to the franchisee, provided the franchisee has complied with its obligations under the franchise agreement

     . an initial franchise fee of $9,990; payment of $95 per transaction or 6% of revenues received from each transaction; a minimum of $325 in fees in each month; pay not less than $50 per month or more than 10% of transaction fees per month into an advertising fund if established; and, pay a $2,500 transfer fee upon an approved transfer of the real estate franchise. (The new franchise agreement for 2001 provides for an initial franchise fee of $14,990.)

     . Provides for a "protected" territory and sets forth conditions and provisions regarding non-competition, the use of the WHY USA logo and proprietary information and selling techniques

     . Sets forth the Company's various obligations to provide training and materials

     Investing Activities

     The Company's assets as of December 31, 2000 consisted of franchise costs aggregating $1,931,498 (reflecting the acquisition of its franchise operations on December 31, 1999 and the acquisition of WHY USA Advantage in September 2000 net of amortization); accounts receivable of $74,000 (comprised mostly of transaction fees owed WHY USA NA); cash of $20,104; notes receivable of approximately $137,788 (comprised of approximately $50,106 in notes receivable on franchise sales and a note to American Home Capital); fixed assets of $65,814 (comprised of furniture, equipment and software); and other assets consisting of advances to an affiliate in the aggregate amount of $49,525. The Company assets increased overall during 2000 to a total of $2,278,931 from $2,115,534 in 1999, the results of the investments discussed below.

      2000: The Company advanced directly to Cashline $45,000 plus accrued interest of $573 at December 31, 2000, and had advanced Northwest Investment Trust $391,500 and accrued interest of $17,952; Northwest Investment Trust in turn, advanced those funds to Cashline. The Company advanced $25,000 more to Cashline subsequent to year end. Northwest Investment Trust advanced $233,192 to Cashline from its own funding. The Company repaid Northwest Investment Trust, subsequent to the year end, $148,192 via an agreement to issue 296,384 shares which the Company valued at $1.00 each. The Company also gave Northwest Investment Trust a note for $85,000 for a portion of the funds it had advanced to Cashline. Finally, the Company gave Cashline 600,000 shares of stock valued at $1.00 per share. Subsequent information about the operations of Cashline has directed the Company's attention to the fact that Cashline has been unprofitable and is devoid of any substantial tangible assets except for its office furnishing and its licenses. The Company has written off its investment totaling $1,631,409. Concomitant with the Company's ongoing investment in the troubled Cashline, the Company invested in Alliance West, also located in Scottsdale, Arizona, also involved in the mortgage origination business, and also suffering similar losses. The Company has written off its advances totaling $52,000 and accrued interest of $1,509 to Alliance West, and, subsequent to year end, has agreed to issue 249,102 shares valued at $1.00 per share. The Company has written off its investment in Alliance West as of December 31, 2000 valued at $302,611. The Company was given an investment in United Equity LLC, another Scottsdale, Arizona mortgage origination company in the formation stage. The Company will have no recorded value for its United Equity LLC Investment. (See discussion under "Financing Activities" for further information.)

     During 2000, the Company also purchased the Janesville, Wisconsin real estate operations for $110,000; the Company paid $60,000 in cash and gave a note for $50,000 to the former owner, Diane Butts. The Company also agreed to issue 20,000 shares of its stock as part of the purchase contingent upon certain performance requirements. The Company purchased $67,612 in computer and communication equipment to support its telemarketing operations during 2000 which reflects the spool-up of the Company's operations and telemarketing efforts.

     1999: The Company acquired its franchise operations in 1999 valued at $1,994,589 as of December 31, 1999. The Company spent only $6,009 on equipment in 1999. It also completed the acquisition and improvement of a commercial office building for $427,256 of which $336,772 which was financed through debt. The office complex was ultimately returned to an affiliated entity at December 30, 1999 and is accounted for as a discontinued operation in 1999.

     Liabilities/Contingent Liabilities/Lease Commitments

     The Company's total liabilities at December 31, 2000 were $1,630,409 and consisted of $72,887 in trade accounts payable, rent payables of $55,500 (most of which is due to an affiliate, Northwest Investment Trust), a contract payable of $50,000 to Diane Butts on the acquisition of the Janesville, Wisconsin real estate operations, accrued payroll of $22,372, deferred revenues of $4,162 from its year 2000 conference, an acquisition liability of $249,102 for the funding of its Alliance West investment; and an acquisition liability of $1,176,384 for its Cashline operations. This reflects a substantial increase in liabilities totaling $1,579,687 over last year. The largest increase in liabilities is a result of the investments in Cashline and Alliance West both which have failing operations. It also reflects the purchase of the Janesville operations, an increase in trade account payable reflecting geared up operations, and an increase in amounts of accrued payroll.

     The Company leases its principal executive office space, as well as its offices on Wayzata Blvd. in Minneapolis and in Sebeka, from an entity controlled by Riesterer, Northwest Investment Trust, for an aggregate total of $6,500 per month; $55,500 of was accrued at its fiscal year end. The Company's payments on those spaces will be the same in 2001. WHY USA NA leases its space from its former owners at $2,500 per month through October, 2000, which cost the Company $25,000 for the ten months ended October 31, 2000. The lease was renegotiated and reduced to $1,100 per month beginning in November, 2000 for an additional cost to the Company of $2,200 during 2000. The Company has commitments of $2,800 per month on a 5 year lease on the WHY USA Advantage facilities in Janesville. The lease, which commenced in June of 2000, includes a 5% increase per year on lease payments. The Company also has certain commitments beginning in the first quarter of 2001 on leased space for its newly acquired Cashline operations in Scottsdale, Arizona; the existing lease has monthly payments of approximately $8,000, is for four years commencing in December of 1998, and has built in increases on monthly payments.

     Financing Activities

          *Funding of Losses Prior to Acquisition of Subsidiaries*

     The Company was inactive from approximately 1990 until its acquisition of its subsidiaries in December 1999. The Company, then known as Triam, Inc., had no cash or assets and funded its expenses by issuing 5,116,000 shares of common stock to Castlewood Corporation who performed various administrative tasks. The shares were issued at par value because of the Company's lack of assets, operations and market for its common stock. The issuance of shares at par value was purely arbitrary and had no relationship to Triam's net value of its assets, fair value or any other normal criteria in determining a fair price or consideration.

          *Funding of the Acquisition of NWF and WHY USA NA*

     The Company's purchase of NWF (which included NWF's ownership of WHY USA
NA) was accomplished through an acquisition of assets whereby the Company acquired all of the assets and shares of NWF, in exchange for the issuance of 10,000,000 of its unregistered common shares. The transaction was completed on December 31, 1999, concomitant with NWF's purchase of all of the outstanding shares of WHY USA. The WHY USA NA purchase was completed by NWF's sole shareholder, Donald Riesterer. In general, prior to their acquisition by the Company, the operations of NWF and WHY USA NA were supported by internally generated funds, as well as, from time to time, advances from shareholders of the respective entities. In the case of NWF this included Donald Riesterer and/or Northwest Financial Group, Inc., an entity controlled by him. In the case of WHY USA NA advances were made by its three shareholders and/or Quality Investments, an entity controlled by the three WHY USA NA shareholders.

          * Funding of Consolidation of Operations and Initial
            Expansion through Private Placement 2000 *

     During 2000, the Company conducted a private placement of 1,500,000 units at an offering price of $1.00 per unit. Units consisted of one share of common stock and one warrant to purchase a share of common stock for $1.00, exercisable at any time for three year term commencing upon the purchase of the Unit. The Company reserved the right to call and redeem the warrants upon thirty days notice whenever the underlying stock has been quoted in a public trading market for at least 20 consecutive days at $2.00 or more. The offering was a "best efforts" offering with no minimum and sales mostly took place in Minnesota and Wisconsin; funds were available to the Company immediately upon receipt. The Company raised the maximum proceeds of $1,500,000 in its offering which closed in August of 2000 although not all subscribed for shares were paid for until the Company's fourth quarter. The Company utilized the private placement funds for its expanded operational expenses and initial expansion plans including the purchase of the WHY USA owned franchise in September of 2000. The Company also used private placement funds as short term loans/advances one of which was converted in the Cashline acquisition discussed below.

          *Subsequent Event: Funding of the Acquisition of Cashline*

     On February 8, 2001, the Company acquired Cashline through a combination of the issuance of 600,000 shares of its stock, $75,000 cash, the assumption of certain accounts payable, estimated at $170,000, and satisfaction of advances payable owed by Cashline to an affiliate of the Company, Northwest Investment Trust, Inc. The Company and Northwest Investment Trust, advanced, in the aggregate, approximately $700,000 to Cashline. The assets of Cashline at the closing of the acquisition were comprised of its brokerage licenses in 44 states, its lease on office space in Scottsdale, Arizona, and equipment and furniture. Cashline has limited operations and will require substantial funds from the Company or one of its subsidiaries to support any expansion of its operations. Cashline has no revenues or other source of cash flows to support its current cash requirements comprised of lease payments of approximately $8,000 a month, an agreement to compensate a former principal of Cashline at a rate of $1,000 for up to two years, and the payment of approximately $170,000 in obligations assumed by the Company as part of the acquisition.

     On March 31, 2001, the Company entered into an Assignment and Assumption Agreement with Northwest Investment Trust whereby the notes payable to Northwest Investment Trust by Cashline were assigned to the Company. The Company also agreed to issue 296,384 of its unregistered common shares to Northwest Investment Trust and signed a promissory note back to Northwest Investment Trust in the amount of $85,000. The foregoing were utilized to satisfy Northwest Investment Trust's own unrecovered investment in Cashline which was agreed to be $148,191 at the acquisition date. The Company has agreed to issued a total of 896,384 shares in the transaction.

          *Subsequent Event: Funding of Alliance West/
           United Equities LLC Investment*

     On March 31, 2001 the Company converted approximately $52,000 invested by it in Alliance West during 2000, written off at its year end, into an investment in 400,000 shares of United Equities LLC. United Equities LLC is an entity owned by the controlling shareholder of Alliance West and is attempting to raise private equity capital for its loan origination business. The transaction was accomplished through an Assignment and Assumption Agreement with Northwest Investment Trust. The agreement (1) effected the assignment to the Company of notes payable to Northwest Investment Trust by Alliance West, (2) the acceptance of the assignment by the Company entitling it to acquire the shares in United Equities LLC, (3) the release of all repayment obligations of Alliance West on the funds advanced by both the Company and Northwest Investment Trust, and (4) the issuance of 249,102 of the Company's unregistered common shares to Northwest Investment Trust as satisfaction of any interest Northwest Investment Trust would have in the United Equities shares. Northwest Investment Trust's interest in Alliance West was comprised of funds advanced by them to Alliance West aggregating approximately $148,000. The advances, which were made to support Alliance West's struggling operations, did not succeed in making Alliance West business viable. The Company's investment in United Equity LLC will represent approximately 10-15% in the equity of United Equities and will be accounted for under the cost basis method of accounting for investment. The Company's initial investment value shall be zero as the Company wrote off its investment in its affiliated investment.

          *Cash Requirements & Expansion Plans*

      During 2000 the Company operated at a loss. This trend will likely continue as the Company contends with increased operating expenses due to expansion. The Company is attempting to reduce operating expenses for 2001 in an effort to reach a break even point on operations; however, cash flows from operations will not be sufficient to fund the Company's expansion plans, which it believes are necessary for the Company to succeed. The Company is aggressively pursuing franchise sales and has increased its franchisees to 72 with (82 offices) at this date. The Company intends to continue to aggressively pursue its plans to expand franchise support, and services and to expand its WHY USA Franchise System into more territories. Although the Company is a national franchiser, it has achieved mostly regional recognition in the Midwestern States where almost two-thirds of its franchisees are located, and will continue to concentrate on its Midwestern sales.

      Expansions plan needs include: (1) increased working capital to support the growth of current operations, (2) capital to finance marketing and operational expansion into new territories, and (3) funding to further its plans to acquire other established businesses engaged in real estate or mortgage service operations such as Cashline. The Company is required therefore to seek sources of financing to fund this expansion and has commenced the private placement discussed below to fund part of it. The Company's general expansion plans include some of the following in order of priority:

     .      effect the integration of newly acquired Cashline into the
     .      Company's existing operations and begin offering sub-prime and government loans
     .      continue placing loan origination agents on site (currently only 5 are on site) utilizing Cashline's existing licenses
     .      pursue other acquisition possibilities and strategic alliances recruit additional employee/sales representatives
     .      expand web site capabilities including loan origination at website continue to adjust and expand telemarketing program
     .      acquire and organize insurance entity

     In connection with its current operations, the Company incurs the following expenses:

     . commissions based on a percentage of initial franchise fees ranging from 26% to 76% on sale of new franchises; commission obligations are based on existing oral and written agreements with independent contractors, employees and certain officers and directors

     . commissions on percentages of transaction fees ranging from 30% (or one-half of 30% if certain quotas are not met)to 35% paid to certain sales representatives for revenues derived from franchisees in their territories; these commissions on percentages of transaction fees are based on agreements with Jerry Jarvis, Molinsky/Day dba Mainstreet Realty; and Dale Erks;

     . commissions on loan originations which are paid to loan origination employees NWF as part of their compensation;

     .      appraisal and credit report fees;

     . office and administrative expenses including rent/lease payments on 5 (soon to be 6) office spaces;

     .      general personnel costs

     .      salaries for two of its executive officers

     .      state registration fees;

     .      state licensing fees (due to acquisition of Cashline)

     .      equipment and trade show expenses;

     . marketing expenses including advertising and promotional material, travel, sales personnel expenses and recruiting fees.

     .      interest, depreciation and franchise amortization expenses

     Current Financing Needs for Expansion Plans

     Although the Company believes that it will have sufficient cash flows from operations to meet operating expenses, it will require additional cash to integrate its Cashline operations and proceed with its expansion plans.

      In January, 2001 the Company commenced an offering of up to 3,000,000 units at $1.00 per Unit for aggregate proceeds of up to $3,000,000. Each Unit is comprised of one share and one warrant to purchase a share for $1.00, exercisable for three years from date of issuance. The Company is offering the units only to a limited number of "accredited investors.

     Also, the Company has received a verbal commitment from a private investor to fund the Company up to $500,000 at a rate of $50,000 per month beginning in April of 2001. The Company will issue 100,000 of its unregistered common stock for each $50,000 monthly investment. The Company expects to receive the first investment on April 23, 2001

     Seasonal Aspects

    The Company realizes less revenues in general in the winter months when the real estate market is slower especially just prior to Christmas.

Trends/Uncertainties/Risk Factors Affecting Continuing Operations
-----------------------------------------------------------------

     Limited Operating History -Losses from Operations

     The operating subsidiaries of the Company have relatively short operating histories upon which to judge their progress and potential profitability. The Company has operated as a consolidated entity for one year and incurred losses of $3.2 Million during that time. The Company's future must be considered in light of the many risks and uncertainties, expenses and difficulties encountered by businesses in the early stages of expansion. The Company must be able to implement and successfully execute its business and marketing strategy, develop and offer quality services for its franchises at a competitive price, provide effective support to its franchisees, develop and implement effective internal business and financial systems controls, respond to competitive developments in the real estate industry, respond to the effects of changes in the economy including rising interest rates or inflation, and attract and retain qualified personnel.

     Need for Additional Financing.

     Management believes its budget reductions for 2001 operations combined with lower interest rates and increased franchise revenues will result in sufficient cash flows to satisfy its cost of operations during its next fiscal year. However, the Company will require additional financing to fund its current expansion plans and to fund its newly acquired Cashline operations; Cashline has no revenues from operations, $170,000 in debt which the Company is obligated to satisfy, and other contingent liabilities which the Company will need to fund in addition to costs of expanding or integrating Cashline's
operations with the Company's existing operations.   The Company is seeking
this additional financing through a recently commenced private placement; it intends to raise up to $3,000,000 through the offering. The Company has also received a verbal commitment from a private investor for $500,000 in funding over the next 10 months. The Company believes that these two sources will provide it with sufficient cash to meet its expansion needs over the next year. However, if these efforts are not successful or the Company has underestimated its financing needs, the Company may need to seek additional financing either through debt or equity sources. Additional financing could have a negative impact on the Company's shareholders in the form of dilution.

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

     Uncertainty of Market Acceptance

     The Company's financial condition and future prospects will depend on it ability to obtain a substantial and increasing share of the real estate and mortgage business in the areas in which it operates and its ability to significantly increase its franchisee network. Although the Company has gained a toe-hold in the Midwestern market, there is no assurance that the Company will achieve national market acceptance.

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

     Conflicts of Interest

     Each of the Company's officers and directors have other interests to which they devote a significant portion of their time. Leslie Pearson has a legal practice, as does Greg Miller; Leslie devotes approximately 30% of her time to the Company's business and Greg, 90%. David O. Thomas owns his own independent Why USA franchises although he does devote a majority of his time to the Company. Although Donald Riesterer intends to devote a majority of his time to the Company, he has numerous business interests which he manages
including an affiliate, Northwest Financial Group, Inc.   Northwest Financial
Group has historically directly competed with the Company for business although in April 2000, the entity ceased business operations which would be considered competitive with the Company. Mr. Riesterer (and/or affiliates of Mr. Riesterer) also owns several office complexes some of which the Company rents or leases. In the past this has worked to the advantage of the Company as the Company has been allowed to accrue rent, interest free, when it is necessary or deemed in its best interest to do so. There can be no assurance, however, that if a conflict of interest arose between the Company and any one its directors that it would be resolved in favor of the Company.

     Uncertainty of Protection of Intellectual Property

     The Company regards its intellectual property including its WHY USA System franchise program, trademarks and trade names, and its confidential Operations Manual and trade secrets as being particularly valuable to the Company's business operations. The Company is relying on the uniqueness of its full service WHY USA System, as well as its unique listing and selling methods to help it penetrate and compete in the real estate business. The Company will rely on general trademark laws, confidentiality clauses, and certain other protective matters to protect its intellectual property. The Company filed for provisional patent protection in January of 2000 on its WHY USA System but elected not to make a patent application before the one year protection expired.

ITEM 7. FINANCIAL STATEMENTS.


     The Company's audited financial statements for its years ended December 31, 2000 and 1999 begin on the next page.




                       [This part of the page is blank]

                           Randy Simpson CPA, P.C.
                          11775 South Nicklaus Road
                              Sandy, Utah 84092
                          Fax & Phone (801) 572-3009

Board of Directors and Stockholders
WHY USA Financial Group, Inc.
Minneapolis, Minnesota

                         INDEPENDENT AUDITORS' REPORT

I have audited the accompanying consolidated balance sheet of WHY USA Financial Group, Inc., (a Nevada Corporation), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity from inception through December 31, 2000, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WHY USA Financial Group, Inc. as of December 31, 2000, and the results of its consolidated operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

/s/ Randy Simpson CPA PC

Randy Simpson CPA, P.C.
A Professional Corporation

February 9, 2001
Salt Lake City, Utah

                      WHY USA FINANCIAL GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                     December 31, December 31,
                          ASSETS                        2000         1999
                                                   ------------- -------------
Current Assets:
  Cash                                             $     20,104  $          -
  Accounts receivable-net of allowance for
   doubtful accounts of $3,000 at Dec.31, 2000
   and $0 at Dec. 31, 1999                               74,202        32,407
  Notes receivable-new franchise sales                   50,160         3,210
  Notes receivable- American Home Capital                87,628             -
                                                   ------------- -------------
      Total Current Assets                              232,094        35,617

Fixed Assets:
  Furniture and equipment                                82,184        14,572
  Accumulated depreciation                              (16,370)       (4,863)
                                                   ------------- -------------
      Net Fixed Assets                                   65,814         9,709

Franchise Acquisition Costs:
  Franchise acquisition costs                         2,104,589     1,994,589
  Amortization of franchise costs                      (173,091)            -
                                                   ------------- -------------
      Net Franchise Acquisition Costs                 1,931,498     1,994,589

Other Assets:
  Advances to Northwest Financial Group, Inc             49,525             -
  Advances to former officer                                  -        70,619
  Patent application                                          -         5,000
                                                   ------------- -------------
      Total Other Assets                                 49,525        75,619
                                                   ------------- -------------

      Total Assets                                 $  2,278,931  $  2,115,534
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $     72,887  $        200
  Accrued payroll                                        22,372             -
  Deferred revenue/conference 2000                        4,162         5,729
  Due to Northwest Financial Group, Inc.                      -        18,391
  Loan from officer                                           -        26,400
  Rent payable to Northwest Investment Trust             55,500             -
  Acquisition liability for Alliance West
   Mortgage Corporation                                 249,102             -
  Acquisition liability for America's Cashline
    Corporation                                       1,176,384             -
  Notes Payable-Janesville franchise acquisition         50,000             -
                                                   ------------- -------------

      Total Current Liabilities                       1,630,407        50,720

  Deferred Income Taxes Payable                               -         3,000

Stockholders' Equity:
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding               -             -
  Common stock: $.001 par value, authorized
   300,000,000, 31,400,460 issued and outstanding
    as of December 31, 1999 and 32,838,101 as
    of December 31, 2000                                 32,838        31,400
  Additional Paid-in Capital                          3,842,451     2,022,698
  (Accumulated Deficit)/Retained Earnings            (3,226,765)        7,716
                                                   ------------- -------------
      Total Stockholders' Equity                        648,524    2,0161,814
                                                   ------------- -------------

      Total Liabilities and Stockholders' Equity   $  2,278,931  $  2,115,534
                                                   ============= =============


See accompanying notes to consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended    Year Ended
                                                   December 31, December 31,
                                                      2000         1999
                                                  ------------- -------------
Revenue:
   Mortgage loan originations                     $    651,879  $    546,200
   Real estate -commissions                             99,823             -
   Franchise fees - real estate                        354,757             -
   New franchise sales                                 142,350             -
   Interest income                                      35,441             -
                                                  ------------- -------------
      Total Revenue                                  1,284,250       546,200

Expenses:
   General & Administrative                          1,344,029       125,234
   Mortgage loan origination fees                      607,815       399,230
   Franchise costs - real estate                       139,401             -
   Marketing costs and travel                          311,868        17,511
   Interest expense (income)                                 -         3,334
   Depreciation                                         11,507         1,947
   Amortization franchise acquisition cost             173,091             -
   Writeoff of acquisition of Alliance West
     Mortgage Corporation                              302,611             -
   Writeoff of acquisition of America's Cashline
     Corporation                                     1,631,409             -
                                                  ------------- -------------
      Total Expenses                                 4,251,731       547,256

Loss from Continuing Operations                     (3,237,481)       (1,056)

Income from discontinued operations, net of
 income Taxes of $2,4000                                     -         9,372

Income taxes (benefit) - continuing operations          (3,000)          600
                                                  ------------- -------------
      Net Income (Loss)                             (3,234,481)        7,716

Retained Earnings, Beginning of Period                   7,716             -
                                                  ------------- -------------

(Accumulated Deficit) Retained Earnings,
   End of Period                                  $ (3,226,765) $      7,716
                                                  ============= =============

Weighted Average Shares Outstanding                 32,675,422    10,000,000
                                                  ============= =============
Net Loss per Common Share :
   Continuing  operations                         $      (0.10) $      (0.00)
   Discontinued operations                        $          -  $       0.00
                                                  ------------- -------------
Consolidated net loss per common share            $      (0.10) $       0.00
                                                  ============= =============


See accompanying notes to the consolidated financial statements.



                        WHY USA FINANCIAL GROUP, INC.
           Consolidated Statement of Changes in Stockholders Equity
        From Inception (June 15, 1998) through June December 31, 2000

                                 Common       Common
                                  Stock       Stock       Paid - In    Retained       Total
                                  Shares      Amount       Capital     Earnings      Equity
                               ------------ ------------ ------------ ------------ ------------
Incorporated June 15, 1998               -  $         -  $         -  $         -  $         -

Funded November 1998                10,000            -       47,500            -       47,500
                               ------------ ------------ ------------ ------------ ------------
Balances at December 31, 1998       10,000            -       47,500            -       47,500

Additional Capital
 Contributions                           -            -        6,598            -        6,598

Capital Contribution of
  Why USA  N.A. Inc. Common
  stock and assets                  90,000            -    2,000,000            -    2,000,000

Adjustment for reverse
 acquisition & reorganization   31,300,460       31,400      (31,400)           -            -

Net income for year ended
 December 31, 1999                       -            -            -        7,716        7,716
                               ------------ ------------ ------------ ------------ ------------
Balances at December 31, 1999   31,400,460       31,400    2,022,698        7,716    2,061,814

Common stock issued for
 Compensation (stock
 contributed) by primary
 stockholder to officers                 -            -      390,000            -      390,000

Common stock sold - net of
 offering costs $6,450           1,437,641        1,438    1,429,753            -    1,431,191

Net loss for year ended
 December 31, 2000                       -            -            -   (3,234,481)  (2,234,481)
                               ------------ ------------ ------------ ------------ ------------

Balances at December 31, 2000   32,838,101  $    32,838  $ 3,842,451  $(3,226,765) $   648,524
                               ============ ============ ============ ============ ============


See accompanying footnotes to consolidated financial statements.

                                      39


                        WHY USA FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended     Year Ended
                                                            December 31,  December 31,
                                                               2000           1999
                                                           ------------- -------------
Cash Flows used in Operating Activities:
 Net Income (Loss)                                         $ (3,234,481) $      7,716

Adjustments to Reconcile Net Income (Loss) to Net Cash Flow:
  Common stock issued for compensation                          390,000             -
  Depreciation and amortization expense                         184,598         1,947
  Common stock to be issued to finance writeoff of
    acquisitions                                              1,145,486             -
  Deferred tax benefit                                           (3,000)        3,000
                                                           ------------- -------------
      Cash Flows (used in)from Operating Activities          (1,517,397)       12,663

Changes in Operating Assets and Liabilities:
  Increase in accounts and notes receivable                    (176,373)            -
  Increase (decrease) in accounts payable/accrued
   liabilities/deferred revenues                                 93,492           200
                                                           ------------- -------------
     Total Changes to Operating Assets and Liabilities          (82,881)          200
                                                           ------------- -------------
        Net Cash (used in) from  Operations                  (1,600,278)       12,863

Cash Flows provided used in Investing Activities:
  Capital expenditures -franchises acquired                     (60,000)            -
  Capital expenditures - computers & office furniture           (67,612)       (6,009)
  (Patent application)  & subsequent writeoff                     5,000        (5,000)
                                                           ------------- -------------
       Net Cash used in Investing Activities                   (122,612)      (11,009)

Cash Flows provided by (used in) Financial Activities:
  Common stock issued for cash - net of offering costs
    of $ 6,450                                                1,431,191             -
  Liabilities assumed in writeoff of acquisitions               280,000             -
  Advances from  Northwest Financial Group, Inc. net of
   absorbed former officer receivable                             2,703        18,391
  Repaid loan from Don Riesterer - issued in acquisition
   of Why USA NA                                                (26,400)            -
  Rent expense unpaid to Northwest Investment Trust              55,500             -
  Capital contributed by shareholders                                 -         6,598
  Advances to officers and ex-officers                                -       (49,573)
                                                           ------------- -------------
       Net Cash Provided by (used in) Financing Activities    1,742,994       (24,584)

Net Increase (Decrease) in Cash and Cash Equivalents             20,104       (22,730)

Cash and Cash Equivalents at Beginning of Period                      -        22,730
                                                           ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     20,104  $          -
                                                        ============= =============
Supplemental Non-Cash Activities:
  Contribution of WHY USA North America, Inc. assets by
   Don Riesterer to WHY USA Financial Group, Inc. at
   a cost of 2,926,400 net of a promissory loan to Mr.
   Riesterer of $26,400                                    $          -  $  2,000,000
                                                           ============= =============
  Note payable to Diane Butts to acquire Janesville
   Realty franchisee's operations,  part of total
   consideration of $110,000                               $     50,000  $          -
                                                           ============= =============
Supplemental Cash Flow Information:
  Cash Paid During the Year for:
    Interest Expense                                       $          -  $      3,334
                                                           ============= =============
    Income Taxes                                           $          -  $          -
                                                           ============= =============

See accompanying notes to consolidated financial statements.

                                      40

                    WHY USA FINANCIAL GROUP, INC.

                    NOTES TO FINANCIAL STATEMENTS


NOTE 1 - COMBINATION ACCOUNTING AND HISTORY

Operating Entities
------------------

WHY USA Financial Group, Inc. (the Company) is the parent of two active subsidiaries- Northwest Financial Limited, who is involved in marketing of residential mortgage loans and WHY USA North America, Inc., who is involved in the franchising of real estate franchises. The Company subsequent to year-end converted its loans to Northwest Investment Trust into ownership positions in two other companies involved in lending operations related to residential mortgages. The Company's strategic plans are to integrate the operations of its real estate franchising subsidiary with its mortgage loan origination businesses. The financial statements of the Company reflect only the operations of its mortgage loan subsidiary in 1999 and reflect the activities of both the mortgage loan business and real estate franchising business in 2000.

Accounting Presentation
-----------------------

The financial statements in 1999 reflect the recapitalization of a private company, Northwest Financial, Ltd., a Minnesota corporation ("NWF") and Triam, Inc., a Nevada public shell corporation. On December 31, 1999, Triam, Inc. issued 10,000,000 shares to acquire 100% (100,000) of the shares of NWF. The shareholders of Triam, Inc. retained over 50% control of the Company; however, the officers and directors of NWF became the officers and directors of the Company. In connection with the acquisition the name of the Company was changed to WHY USA Financial Group from Triam, Inc. (the "Company"). There were no net monetary assets of Triam, Inc., therefore the financial statements of the Company reflect only the operations, assets and liabilities of NWF on a historical basis. No goodwill or other intangible assets were recorded as a result of the merger with Triam, Inc. The stockholders' equity of the Company reflects the equity of NWF with an adjustment to paid in capital to reflect the outstanding shares of Triam, Inc. as the surviving stockholders' equity of the Company.

NWF acquired WHY USA NA on December 30, 1999, via its contribution to NWF by Mr. Don Riesterer who was the sole shareholder of NWF both before and after the contribution of WHY USA NA. The contribution of WHY USA NA to NWF has been accounted for as a purchase. The consolidated balance sheets of the Company includes the assets and liabilities of WHY USA NA at fair market values at December 31, 1999, which is identical to the acquisition price paid by Donald Riesterer. The contribution of WHY USA NA to NWF has been accounted for as follows:

    WHY USA Assets and Liabilities - At Fair Market Value
    -----------------------------------------------------

      Fair market value assets                 $    37,540
      Less: fair market value liabilities           (5,729)
      Value assigned to franchise                1,994,589
                                               ------------

      Total Contribution by Don Riesterer      $ 2,026,400
                                               ------------

      Total Acquisition price to Don Riesterer $ 2,026,400
      Less: Note to Don Riesterer                  (26,400)
                                               ------------

      Net Contribution by Don Riesterer        $ 2,000,000
                                               ============

History of Triam, Inc.
---------------------

Triam, Inc. was incorporated as Black Butte Petroleum, Ltd. on September 10,1980 as a Utah corporation. The Company's incorporators received 4,500,000 shares for cash of $7,500. The Company conducted an intrastate offering of its common stock in November 1980, selling 15,000,000 shares of its common stock for gross proceeds of $150,000 to the Company. On March 23,1983, the Company entered into a plan of reorganization with Triam, Ltd., a Nevada Corporation, whereby Black Butte Petroleum Ltd. conveyed its assets to Triam, Ltd. in exchange for shares of Triam, Ltd. Black Butte Petroleum was dissolved in the reorganization and Triam, Ltd. became the survivor entity, and the domicile of the Company became Nevada. The original Black Butte shareholders received 19,500,000 shares of Triam, Ltd. in connection with reorganization.

History of Northwest Financial Ltd. (NWF)
-----------------------------------------

NWF was organized in 1998; however, it did not commence operations until 1999. NWF originates mortgage loans, principally for residential housing, in the Minnesota and Wisconsin area, for which it receives service release and or other origination fees. Typically, NWF processes the loan application, underwrites, and sells the loan to a third party who usually funds the loan directly to the borrower. NWF generally pays for the credit report, appraisal of the property, and processing and underwriting of the loan. NWF does not service its loans, and in the majority of cases may not be responsible for the underwriting or funding of the loan. NWF acquired 100% of the operations and stock of WHY USA North America Inc. ("WHY USA NA") on December 30,1999.

History of WHY USA NA
----------------------

WHY USA NA is engaged in the business of selling franchises for the real estate brokerage businesses. NWF acquired the operations, stock, and assets of WHY USA via a contribution by its sole shareholder, who paid $2,026,400 for the acquisition. He funded the purchase via cash of $650,000 and two promissory notes, one for $850,000 and one for $500,000. The paid in capital of the Company reflects this $2,000,000 contribution. The two notes were extended on December 28, 2000, combining the principal due into one sum of $1,350,000, with interest at 9.5%, and a payment of $300,000 due on March 31, 2001 and the remaining balance due on December 31, 2001. Various assets of Northwest Investment Trust secure the note, as well as 1,850,000 shares of Don Riesterer's personal stock. Mr. Riesterer is in default with respect to the payment due on March 31, 2001. Although the Company is not obligated under the terms of the loan, it leases its offices from Northwest Investment Trust and has relied in the past on financial advances from Mr. Riesterer or his affiliated entities. Any default by Mr. Riesterer could result in the foreclosure under the terms of the loan, and ultimately, after liquidation of the collateral, could result in placing the Company's franchise assets at risk to foreclosure. The Company and Mr. Riesterer believe that it can successfully satisfy the arrears on the note and avoid default on the agreement. Substantially all of the Company's franchise acquisition costs, excepting the $110,000 acquisition price of the Janesville Real Estate operations, are at risk should a default that the collateral could not satisfy occur. The Company believes that the collateral more than adequately protects it from default under provisions of the loan.

The WHY USA real estate franchise was originally founded in Phoenix, Arizona in the late 1980's. Approximately 75 franchises were sold throughout the United States with a concentration in the Midwestern states of Minnesota, Wisconsin, Nebraska and Iowa. The franchise emphasizes a reduced commission structure if the individual listing their home participates in the sale of their property. There are currently 66 active brokers (65 at December 31, 1999) operating under the WHY USA franchise. WHY USA's three founding stockholders acquired the WHY USA franchise from the originator of the franchise in December 1996. The originator of the franchise had sold various components/territories of the franchise to other individuals. The founders re-acquired various territories and other components of the franchise in 1997, 1998 and 1999 in an effort to consolidate the franchise into one entity. WHY USA now controls over 95% of the franchise revenues and territories of the WHY USA franchise system.

NOTE 2 - ACCOUNTING POLICIES

Principles of Consolidation
----------------------------

Consolidated financial statements include the accounts of the Company and its wholly owned subsidiary NWF and its wholly owned subsidiary WHY USA NA. The financial statements of WHY USA NA are included under the purchase method of accounting and therefore do not include any operations in 1999 as they were not acquired until the end of 1999. All material intercompany accounts and transactions have been eliminated.

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals for estimated receivables on real estate transaction fees, depreciation, and amortization of franchise costs. The economic life and value of its franchise costs may be impacted by renewal rates, name recognition, and the real estate/residential loan market in general.

Cash Equivalents
----------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts and Notes Receivable, Allowances and Fair Market Value
---------------------------------------------------------------

In accordance with Financial Accounting Statement No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company is subject to a geographic concentration of risk in the Midwestern states. The Company has an allowance for doubtful accounts of $3,000 at December 31, 2000, and no allowance at December 31, 1999, as the Company realized all of its receivables outstanding by collection during the year 2000. The recorded amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these items.

Property, Plant and Equipment Capitalization Policies
-----------------------------------------------------

The Company depreciates its computers and office equipment under accelerated methods over five years.

Property and equipment is stated on the basis of cost. Maintenance and repairs are charged to expense. Renewals and betterments, which substantially extend the useful life of property, are capitalized. Accumulated allowances for depreciation of furniture, equipment, and leasehold improvements retired, or otherwise disposed of, are eliminated from the accounts on disposition. Profits and losses resulting from such disposition are included in income.

Depreciation is computed using the accelerated method over the estimated useful lives of the assets (five to seven years).

Franchise Amortization and Impairment of Long Term Assets
---------------------------------------------------------

The franchise acquisition fee of $1,994,589, related to the initial WHY USA North America acquisition, and $110,000 related to the acquisition of the Janesville's franchisee operations will be amortized over 12 years under the straight-line method starting in the year 2000. The Company will monitor its real estate franchising operations to determine whether it can recover the value of its unamortized franchise costs. In the event the Company believes that its investment in franchise costs may not be fully recoverable, the Company will recognize an impairment loss equal to the amount by which the asset's carrying amount exceeds its fair market value. The fair market value shall be determined by utilizing the expected future cash flows using a discount commensurate with the risks involved. The value at December 31, 1999 is based upon a third party transaction on this date of this amount and is therefore the fair market value of this asset.

Deferred Revenues and Liability
-------------------------------

The Company holds an annual conference for its franchisees in January of each year. Expenses and revenues related to the conference are deferred and realized at the time the conference is held.

Long Term Obligations - FASB 47 and 129
---------------------------------------

The Company is not currently obligated in the form of any take or pay or through put contracts. The Company is not obligated under any contract or other financial arrangement for the repayment of the notes totaling $1,350,000 in the name of Donald Riesterer, the Company's CEO, which secured the acquisition of WHY USA NA. Mr. Riesterer's personal stockholdings in the Company and his commercial property holdings secure the performance under the Notes. The Company has been assured by its CEO that it will not utilize the assets of the Company in any form to liquidate, collateralize or otherwise assist in the repayment of these obligations.

Franchise Revenue Recognition
-----------------------------

In accordance with Financial Accounting Standard no. 45, the Company defers the recognition of new franchise sales until the commencement of operations by the new franchisee. The new franchisee opens his real estate sales office in his "protected" territory and receives training and marketing support, real estate documents and other sales aids from the Company. These activities generally occur within the time frame of one month. All costs, services and conditions related to new franchise sales have been incurred or performed prior to the recognition of income from new franchise sales.

The Company has not sold any area franchises or multiple location franchises. The franchise agreement does not include or provide for any tangible or real property (ie: signs, equipment, inventory, buildings or real estate). The Company has not purchased or operated any of its franchisees operations nor has it repossessed any of its previously operated franchises.

The Company recognizes franchise fees on real estate transactions at the date the real estate transaction is closed by the franchisee. The franchisee incurs a liability to the Company at this time and the Company records a receivable.

Derivative Instruments
----------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

As of December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Stock Based Employee Compensation.
----------------------------------

On July 20, 2000, the Company's Board of Directors approved a stock option plan (the "Option Plan") for its officers, directors, employees and consultants. The Option Plan reserved for issuance up to 4,500,000 shares of the Company's unregistered common shares. Options granted under the plan may or may not qualify as incentive stock options under the internal revenue service code. The term of the plan is for ten years, and allows the administrator to designate whether the options granted are qualified or non-qualified. Generally, option price will determine the designation as to whether the options are qualified or non-qualified. On July 20, 2000, 2,475,000 options were granted to officers and directors at $1.00 per share, and expire ten years thereafter. The Company recognized no compensation expense, as the Company's common stock was not trading at the time, and has generally traded at amounts less than $1.00 in 2001, since the Company's stock has been trading. The Company utilizes the intrinsic method of measuring compensation for options granted. Measurement of fair market value of the Company's options will prove difficult until a market for the Company's common stock develops with sufficient volume to insure that the options exercised may be ultimately redeemed in the market. The options are for restricted securities, which generally are discounted from current market prices at 10% - 50% of current market values. The Company does not believe that the measurement of these options on a fair market value basis would yield a significant measurement of compensation at July 20, 2000, as the Company's common stock was not trading, and any measure of value of the Company's stock would be less than or equal to $1.00 per share.

Earnings Per Share- FASB 128
----------------------------

As discussed above, the Company has a stock option plan, which provides for the issuance of 4,500,000 shares of restricted stock, of which 2,450,000 options were granted on July 20,2000 for a period of ten years, at $1.00 per share. As the Company has incurred losses throughout 2000, no computation of dilutive earnings per share is necessary, as it would reduce the loss per share. The Company's capital structure was modified via the merger with Triam, Inc. on December 31, 1999, thereby increasing the total outstanding shares from 10,000,000 to 31,400,460 on December 31, 1999. The weighted average outstanding shares were 32,675,422 in 2000 and 10,058,630 for 1999.

NOTE 3 - INCOME TAXES

The Company accounts for its income taxes under financial accounting standard
109. The Company has no significant differences between the income tax basis of its assets and liabilities and their financial amounts at December 31, 2000, and only a minor difference for fixed assets expensed under section 179 at December 31, 1999. The Company amortizes its franchise costs over fifteen years for tax purposes and twelve years for financial statement purposes. The

Company had recorded a deferred tax liability of $3,000 at December 31, 1999 of which $2,400 has been allocated to discontinued operations. In the first quarter of 2000, the Company reversed the deferred tax provision due to losses from operations. The Company has not provided for any deferred tax assets related to its losses in 2000, as the Company has no history of earnings or any other basis for asserting that it will obtain profitable operations in the future to realize its net operating loss carryforwards. Therefore, the Company has provided for a valuation allowance equal to the value of any net operating loss carryforwards. Should the Company become profitable, these losses will benefit the Company by reducing its cash requirements to fund income taxes.

NOTE 4 - LIABILITIES AND CONTINGENT LIABILITIES

Long-term debt
--------------

NWF issued a promissory note to Don Riesterer for $26,400 in connection with this contribution of WHY USA to Northwest. The note bears interest at 8% and was repaid in early 2000.

Deferred Revenues
-----------------

The Company had $5,729 in fees at December 31, 1999 from its franchise members in excess of expenses paid out for the Company's annual conference, which was held in January of 2000. The Company deferred and realized this income at the time the conference was held.

NOTE 5 - DISCONTINUED OPERATIONS

NWF owned and operated an office building in Minnesota during 1999. The The Company transferred building's ownership out of NWF just prior to its acquisition. The rental operations have been accounted for as a discontinued operation. The results of the rental activities for 1999 are summarized as follows: (Note: NWF was not active until 1999.)


Rental income                             $   76,132
Rental expenses                               43,924
Interest expenses                             13,630
Depreciation expenses                          6,806
                                          -----------

 Total expenses                               64,360
                                          ============

Net income from discontinued operations       11,772

Income tax attributable to
 discontinued operations                       2,400
                                          ------------

  Net income - discontinued operations    $    9,372
                                          ============

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company rents its offices from an affiliated entity, Northwest Investment Trust, an entity controlled by the Riesterer family. The office consist of 2,300 square feet for management and accounting located in Bloomington, Minnesota, 2,500 square feet for mortgage loan origination operations on Wayzata Blvd. in Minneapolis, Minnesota, 600 square for mortgage loan origination operations in Woodbury, Minnesota, and 1,500 square feet for its telemarketing operations in Sebeka, Minnesota, and 4,000 square feet for its real estate office in Janesville, Wisconsin. The Company accrued $95,573 in rent expense for the use of these facilities in 2000. At December 31, 2000, the Company owed $55,500 for the use of these facilities. The Company has relocated and modified its use of the offices several times and has changed rent structures several times. Currently, only the Janesville, Wisconsin office has a formal lease at $2,800 per month for a term of five years, with a 5% increase each year. The Company is currently accruing $4,000 per month for use of its mortgage loan facilities and $7,500 per year for use of its call center. The Company anticipates entering into long term leases once it solidifies its space needs. The Company's future minimum operating lease costs on the Janesville space and various leases for copiers: are $34,000 for 2001, $41,000 for 2002, $43,000 for 2003, $39,000 for 2004, and $41,000 for 2005,
for a total future net operating lease commitment of $204,000. The Company has no other significant lease operating commitments.

NWF shared employees with Northwest Financial Group in 1999. The entire payroll of NWF was paid by NFG, and then reimbursed by NWF based upon utilization of employees by entity. NWF's operations include all of the mortgage loan originations generated by its Woodlake office. NWF and NFG competed for similar customers and business. The revenue was allocated between the companies based upon the employee who generated the business. The discontinued rental operations were transferred to Mr. Riesterer, who was the sole shareholder of both NWF and NFG prior to NWF's acquisition by the Company. NWF also paid $3,334 in interest to relatives of Mr. Riesterer for temporary funds advanced to NWF during 1999. Interest was paid at 8%.

NWF has advanced $70,619 to a former officer of NWF. These advances are non-interest bearing and will be repaid via future services of the ex-officer. In the first quarter of 2000, Northwest Financial Group assumed this receivable in repayments of amounts due to it.

NOTE 7 - WRITE-OFF OF INVESTMENTS IN AMERICA'S CASHLINE CORPORATION AND ALLIANCE WEST MORTGAGE CORPORATION

The Company, throughout the latter part of 2000, advanced funds to Northwest Investment Trust, who invested these funds in two mortgage origination businesses, America's Cashline Corporation (Cashline), located in Scottsdale, AZ, and Alliance West Mortgage Corporation (Alliance), also located in Scottsdale, Arizona. The Company had advanced Northwest Investment Trust, Inc. $436,000 and accrued interest of $18,525, for a total investment of $454,525 at December 31, 2000. Northwest Investment Trust had advanced these funds, as well as additional funds of its own totaling $624,755 to Cashline. Subsequent to December 31, 2000, the Company advanced an additional $25,000 to Cashline, and Northwest Investment Trust advanced $57,462 for a total cash investment of $708,217 in Cashline. The Company acquired Cashline on February 8, 2001, in exchange for 600,000 shares of unregistered common stock, and relief of the $708,217, previously advanced by the Company. The Company also assumed approximately $170,000 in accounts payable and creditor claims outstanding against Cashline. The Company, on March 31, 2001, entered into an assignment and assumption agreement between itself and Northwest Investment Trust, Inc. to assume Northwest Investment Trust, Inc.'s position in the Cashline transaction; this was accomplished through the deliverance of a note in the amount of $85,000 and through the issuance of 296,384 shares of the Company's common restricted stock.

In reviewing the operations and balance sheets of Cashline, the Company became aware that previously supplied audited financial data may have been misrepresented, and substantially all of the funds the Company advanced may have been consumed in losses of the operations of Cashline. The Company has expensed: the advances to Cashline totaling $461,500 (via Northwest Investment Trust, Inc.), the $85,000 note given to Northwest Investment Trust, accrued interest totaling $18,525, Cashline's accounts payable estimated at $170,000, common stock valued at $296,384 for 296,384 shares given to Northwest Investment Trust for its advances to Cashline totaling $148,192, and $600,000 for 600,000 shares given to Cashline's shareholders. The total write-off for the Cashline acquisition is $1,631,409 and has been recorded at December 31, 2000. The Company has assumed an office lease at $8,000 per month for the mortgage operations of Cashline. The Company, based upon the limited tangible assets of Cashline, negative cash flows and limited current operations of Cashline, has elected to write down its investment to zero.

The Company advanced Alliance approximately $52,000 and accrued interest of $1,509 at December 31, 2000, and Northwest Investment Trust had advanced Alliance an additional $124,551. A principal in Alliance agreed to give the Company 400,000 shares in United Equities LLC in exchange for elimination for the debt totaling $148,060. The Company gave Northwest Investment Trust 249,102 shares for their advances, totaling $124,551. The Company has expensed its investment, consisting of the advances and accrued interest of $53,509, and common stock valued at $249,102 ($1.00 per share) for a total loss of its investment in Alliance of $302,611. The Company's receipt of the investment in United Equities LLC is difficult to value, as it has not conducted any operations, and is in the process of obtaining private funding. The Company is unable ascertain if there is any tangible value to this investment at this time, and has therefore written the investment of this transaction to zero.

The Company will liquidate $1,145,486 of its accrued liability for the acquisition of Cashline and Alliance by issuing 1,145,486 shares of its common stock to Cashline's shareholders (600,000 shares) and 545,486 shares to Northwest Investment Trust, an entity controlled by Don Riesterer. The remaining unpaid liability balance will be the assumption of $170,000 in claims against Cashline, and an $85,000 note to Northwest Investment Trust.

NOTE 8 - THE ACQUISITION OF WHY USA NORTH AMERICA INC. - UNAUDITED

The Company acquired WHY USA NA on December 30, 1999. The Company issued 10,000,000 common shares for all of the issued and outstanding stock of NWF, which included all of the assets of WHY USA NA. WHY USA NA was actually purchased by Don Riesterer who then contributed it to NWF. Total purchase price of WHY USA NA was $2,064,400 less a promissory note given to Don Riesterer for $26,400 for a non-capital contribution of $2,000,000 to the Company by Don Riesterer, which is the amount paid by Mr. Riesterer. The acquisition has been accounted for using the purchase method of accounting.

     The acquisition values were assigned as follows:

            Accounts and notes receivable             $    35,617
            Net value of equipment                          1,923
            Liabilities accrued                            (5,729)
            Value assigned to franchise                 1,994,589
                                                      ------------
                                                      $ 2,026,400
                                                      ============

The franchise acquisition cost will be amortized over 12 years under the straight-line method, which is the longest duration a franchise agreement can be currently renewed under the franchise licensing agreement.

The following pro-formas have been prepared assuming the purchase occurred at the beginning of the period or on January 1, 1999. The financial information for the year ended December 31, 1999 has been used because it represents the results of operations of WHY USA NA prior to its acquisition on December 31, 1999. WHY USA NA did not conduct operations on December 31, 1999.


                            Unaudited Selected Pro-Forma (1)
                                Combined Financial Data
                             YEAR ENDED DECEMBER 31, 1999
                             -----------------------------

                                        1999
                                    ------------

Revenues                            $   924,835

Net loss                                (65,710)


Net loss per common share           $     (.004)
basic & diluted                     ============

Weighted average shares              10,000,000
outstanding                         ============

(1) The unaudited pro forma combined financial data is presented for informational purposes only. They are not necessarily indicative of the results of operations, or the financial position which would have occurred had the acquisition of WHY USA NA been completed at January 1, 1999. They are also not necessarily indicative of the Company's future results of operations or financial position.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As previously reported in its Form 10-SB Amendment No. 1 (filed with the SEC on August 28, 2000), subsequent to the change of control of the Company, the Company's Board of Directors recommended that the public company's independent public accountant, Randy Simpson CPA PC, continue to audit the Company's financial statements; the Board also recommended Randy Simpson CPA PC become the independent public accountant for the subsidiaries. Prior to that date, NWF did not have a certifying accountant and WHY USA NA utilized the services of Kubick and Warren. For these reasons, in January 2000, the Company's subsidiary, WHY USA NA dismissed Kubick & Warren as their independent public accountants. Kubick & Warren's report on WHY USA NA's financial statements dated January 22, 1999, did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended and approved by the Board of Directors of the Company. There were no disagreements with the former WHY USA NA accountants on matters of accounting principles, or practices, financial disclosure or auditing scope.

     The Company retained Randy Simpson, C.P.A.,P.C. as the certified public accountant for WHY USA NA on February 1, 2000.


                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors
----------------------

     The names and ages of all directors and executive officers of the Company as of December 31, 2000, along with their respective positions, term of office and period such position(s) was held, is as follows:

Name                   Age    Positions Held (1)              Director Since
____________________   ____   _____________________________   ______________
Donald Riesterer(2)     33    Chief Executive Officer,        Dec. 31, 1999
                              Chairman of the Board of
                              Directors (resigned as CEO
                              on March 1, 2001)

Greg Miller (3)         31    President, Director             Dec. 31, 1999

Leslie Pearson(4)       37    Secretary/Treasurer, Director   Dec. 31, 1999
                              Chief Financial Officer

Lisa Gunberg            33    Vice President, Director        Dec. 31, 1999

David Thomas (5)        60    Director                        Dec. 31, 1999

James Gessert           47    Director                        Dec. 31, 1999

James B. Kylstad (6)    48    Director, CEO                   March 1, 2001

(1) Each of the above individuals will serve in their respective capacities until the next annual meeting of the shareholders or until a successor is duly qualified and elected.

(2) Also a director and a vice president of WHY USA NA; sole director, President and CEO of NWF; president and a director of WHY USA Advantage; and a director of WHY USA Subsidiary NO. 1. Mr. Riesterer resigned as CEO of the Company subsequent to its year ended 2000.

(3)    Also Vice President and a director of WHY USA NA.

(4)    Also Secretary/Treasurer and a Director of WHY USA NA;
       Secretary/Treasurer of NWF; and a director of WHY USA Subsidiary No. 1

(5) Also President, CEO and a Director of Why USA NA and vice president and a director of WHY USA Advantage

(6)    Was not an officer or director during fiscal the year covered by this report.
------------------------

Biographical Information for Officers and Directors
----------------------------------------------------

     DONALD L. RIESTERER, is President and principal owner of Northwest Financial Group, Inc. and Northwest Investment Trust, Inc., affiliated entities based in Minneapolis, Minnesota. Northwest Financial Group was originally formed to provide loan origination services but now exists as a holding company for real estate. He was founder, sole shareholder, and sole director of NWF from its inception in 1998 until its acquisition by the Company in December of 1999. Mr. Riesterer has served as Vice-President/Sales and Marketing for Display Carousels Inc. from 1993 through 1996, a marketing firm, and as district manager of a financial service firm, Primerica Financial Service where he was employed from 1991 to 1993. He is a licensed real estate agent, a life/health insurance agent, and a loan originator in several states. He devotes a majority of his time to the Company. Mr. Riesterer attended College of St Thomas from 1986 through 1990 where he studied theology and communications.

     GREG M. MILLER is a partner and shareholder in the law firm of Gregory Miller and Associates, Ltd. of Minneapolis Minnesota which he founded on January 1, 2000. Prior to that, from February of 1997 through December of 1999, he was a partner and shareholder of Davis, Dodd, Levine & Miller, Ltd. of Minneapolis, Minnesota. Before 1997 he was a shareholder/partner in Levine & Miller. Mr. Miller has practiced law in the Minneapolis/St Paul area since 1994. His principal areas of practice include commercial and residential real
estate transactions, and various corporate and business transactions.   He
devotes approximately 90% of his time to the Company. Greg Miller received a juris doctor degree from William Mitchell College of Law in 1994.

     LESLIE M. PEARSON is a practicing attorney and is the owner of Leslie M. Pearson Associates PA of Edina, Minnesota, which she founded in April of 1994. Her principal areas of law practice include complex business and tax matters for closely held businesses, personal estate planning, and various general corporate matters. She devotes approximately 30% of her time to the Company. Leslie Pearson received her Bachelor of Arts in Mathematics and History from St. Olaf College in Northfield, Minnesota in 1985; in 1988 she received her juris doctor degree from William Mitchell College of Law in St. Paul, Minnesota.

     LISA A. GUNBERG is a principal loan officer of Northwest Financial Ltd.
where she has served in such capacity since 1998.   From 1997-1998, she was
employed as a proposal writer by Health Risk Management, Inc. of Bloomington, Minnesota; during 1995-1996 she worked as a market development analyst for Universal Hospital Services also located in Bloomington. For the four years prior to that Ms. Gunberg was an insurance specialist at Park Nicollet Medical Center in St. Louis, Minnesota. She is a licensed real estate agent in the State of Minnesota as well as a loan originator in several states. Her business experience includes all aspects of marketing, ranging from market research to promotion of new business opportunities. Lisa Gunberg received a Bachelor of Arts degree in Business Management from Gustavus Adolphus College of St. Peter, Minnesota in 1990; she earned her masters degree in Business Communications in 1998 from the University of St. Thomas of Minneapolis, Minnesota.

     DAVID O. THOMAS is President of the Company's subsidiary WHY USA NA, a position held since its inception in July of 1998. Prior to its inception he was president of its predecessors since 1996. Mr. Thomas owns and operates three WHY USA franchise offices in northwest Wisconsin. He has 20 years of experience in building and developing condos, homes and commercial real estate and currently serves as President of Northern Waters Board of Realtors. Mr. Thomas attended the University of Minnesota, and has been licensed to sell real estate in Wisconsin since 1973. He has also taught Real Estate License Law courses at the technical school in northwest Wisconsin. He devotes the majority of his time to the Company's business.

     JAMES H. GESSERT is Vice President of Commercial Loans of Liberty State Bank of St. Paul, Minnesota where he manages a portfolio of $25,000,000 in commercial loans. He has worked for Liberty State Bank since April of 1991. Prior to that he held various management positions in the banking industry including Vice-President/Branch Manager of First National Bank of Brooklyn Park, Assistant Vice President/Commercial Loans of First National Bank in Anoka, and a National Bank Examiner for the federal Controller of the Currency.

     JAMES B. KYLSTAD became a director and CEO of the Company on March 1, 2001 and also was appointed CEO upon the resignation of Donald Riesterer from that position. For the last seven years, Mr. Kylstad has been the Chief Executive Officer of American Home Capital Corporation which is active in mortgage banking and related real estate services.

Family Relationships
---------------------

     There are no familial relationships between the Company's officers and directors.

Significant Employees - Key Personnel
-------------------------------------

     The Company has one significant employee who is not an officer or director of the Company, Kelley Sage. Ms. Sage, who is president of Cashline and an officer and director of WHY USA Subsidiary No. 1, Inc., manages the recently acquired Cashline offices in Arizona and also has the requisite license for the Arizona office which is the principal office for the Cashline operations. The Company has agreed to employ Ms. Sage as part of its acquisition of Cashline due to licensing requirements. Kelley Sage has served as president of Cashline from 1998 through the present date. She was employed by First Financial Corporation from 1996 through 1999 where she served as Vice

President. From 1994 through 1996 she worked in accounts payable for Cross March Personnel, Inc.

Involvement in Other Public Companies
--------------------------------------

     None of the Company's officer and directors hold any positions with any companies which would be considered "reporting" public companies.

Involvement in Certain Legal Proceedings
----------------------------------------

     No present or former director, executive officer, or person nominated to become a director or executive officer of the Company:

     . Filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     . Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences)

     . Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

     . Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Act
----------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. These individuals are also required to forward copies of all Section 16(a) reports they file to the Company. Based solely upon review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 2000 (and during the first quarter of 2001), the Company believes that each of its officers and directors, and 10% shareholders filed their Form 3 Initial Statements of Beneficial Ownership. The Form 3's were due on the effective date or July 10, 2000 and were received by the SEC on July 13, 2000.

     Each of the Company's six officers and directors during 2000 (Riesterer, Gessert, Pearson, Miller, Gunberg, Thomas) failed to file a Form 4 "Statement of Changes in Beneficial Ownership" regarding the acquisition of options at the end of July 2000; Don Riesterer also failed to report on two changes of beneficial ownership of his common stock. Each of these individuals prepared and filed a Form 5 "Annual Statement of Changes in Beneficial Ownership" in late March 2001, reporting the acquisition of the options; and, in the case of the Mr. Riesterer, his changes in beneficial ownership were also reported. These Form 5's are considered delinquent because the same were due 45 days after the year end or February 14, 2001.

     To the best of the Company's knowledge and belief there were no other Forms required to be filed by officers or directors or 10% shareholders.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain information as to compensation received by the Company's Chief Executive Officer, who is also a director of the Company, as of December 31, 1998, 1999 and 2000. None of the Company's executive officers received more than $100,000 US per year during 1999 or 1998; any compensation paid during 1999 was paid by one of the Company's subsidiaries. During 2000, although none of the Company's officers and directors received cash compensation in excess of $100,000, restricted stock transfers from Don Riesterer as well as option grants boosted compensation for some individuals to a level in excess of $100,000. In some instances compensation was received from a subsidiary.


                      SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------
                                                           Long Term Compensation
                          ------------------------------- ----------------------------
                                Annual Compensation        Awards              Payouts
                          ------------------------------- -------------------- -------
(a)                  (b)   (c)         (d)    (e)         (f)       (g)        (h)      (i)
                                              Other        Re-                          All
Name                                          Annual       stricted  Securities         Other
and                                           Compensa-    Stock     Underlying LTIP    Compensa-
Principal                                     sation       Awards    Options/   Payouts tion
Position             Year  Salary($) Bonus($) ($)          ($)       SAR's(#)   ($)     ($)
-------------------------------------------------------------------------------------------------
Donald Riesterer(1)  2000  $ 40,962  -0-      $ 26,250     -0-       750,000    -0-     -0-
Director and CEO     1999   -0-      -0-      $ 21,900     -0-       -0-        -0-     -0-
(CEO til 3/1/2001);  1998   -0-      -0-      -0-          -0-       -0-        -0-     -0-
President, CEO
& Director of NWF;
Director & Pres. of
WHY Advantage; and
Director WHY USA
Subsidiary No 1

Leslie Pearson(2)    2000   -0-       -0-      $ 7,250    $100,000   300,000    -0-     $13,778
Secy/Treas/Director; 1999   -0-       -0-      -0-         -0-       -0-        -0-     -0-
CFO; also Secy/      1998   -0-       -0-      -0-         -0-       -0-        -0-     -0-
Treas./Director
of WHY USA NA;
Secy/Treas of NWF;
and director of WHY
USA Subsidiary No.1

David O Thomas(3)    2000   -0-       -0-      $ 1,000     -0-       750,000    -0-     $ 9,000
Director; also       1999   -0-       -0-      -0-         -0-       -0-        -0-     -0-
CEO, President,      1998   -0-       -0-      -0-         -0-       -0-        -0-     -0-
& Director of
WHY USA NA and
V.P. and Director
of WHY USA Advan,



Greg Miller(4)       2000   $21,846   -0-      $ 7,000     $ 60,000  300,000    -0-     -0-
President &          1999   -0-       -0-      -0-         -0-       -0-        -0-     -0-
Director; VP of      1998   -0-       -0-      -0-         -0-       -0-        -0-     -0-
WHY USA NA

Lisa Gunberg(5)      2000   -0-       -0-      $1,250       $220,000  300,000    -0-     $37,797
Vice Pres. &         1999   -0-       -0-      -0-         -0-       -0-        -0-     -0-
Director             1998   -0-       -0-      -0-         -0-       -0-        -0-     -0-

------------------------------------------------------------------------------------------------

(1) Mr. Riesterer became CEO of the Company on December 31, 1999 and resigned that position on March 1, 2001. Compensation reported for 1999 was received from the Company's subsidiary prior to its acquisition by the Company. He did not receive any compensation during 1998. His compensation in 1999 was received as a result of services performed for NWF. Effective September 15, 2000, the Board agreed to compensate Riesterer $150,000 per year; his fiscal year 2000 compensation reflects this salary in column (c); the balance of his 2000 compensation is reflected in column (e) and consists of consulting fees and director's fees ($250 per meeting). He also was granted an option to purchase up to 750,000 shares at $1.00 per share. (See "Option Plan" and "Option Plan Grant Table for Fiscal 2000" below for further information.) In an effort to reduce costs of operations, Donald Riesterer's salary for 2001 has been reduced to $96,000 per year effective April 15, 2001.

(2) Leslie Pearson receives a nominal retainer of $500 per month reported under the other annual compensation column (e); her $250 per meeting directors compensation is also included in that column. She also received compensation from the Company and/or one of its subsidiaries for legal services performed during 2000 which is reported in column (i) as all other compensation. In early 2000, she received 500,000 restricted shares of stock valued at $100,000 at the time of transfer to her from Don Riesterer, the Company's CEO. The shares were for services, and accounted for as a capital contribution to the Company by Riesterer and expensed as compensation at the value of the acquisition transaction or $.20 per share as there was no market for the Company's stock at the date of issuance. She also was granted an option to purchase up to 300,000 of the Company' shares in accordance with an Option Plan. (See "Option Plan" and "Option Plan Grant Table for Fiscal 2000" below for further information.)

(3) David O. Thomas received fiscal year 2000 compensation in the form of an option to purchase up to 750,000 shares at $1.00 per share. (See "Option Plan" and "Option Plan Grant Table for Fiscal 2000" below for further information.) He also received directors compensation for attending meetings reported in column (e), and compensation for consulting services from WHY USA NA which is reported in column (i).

(4) Greg Miller received $500 per month retainer from the Company as well as his director's compensation for attending meetings reported in column (e). Effective September 15, 2000, the Board approved an annual salary of $80,000 for Mr. Miller which he received for 3 months of fiscal year 2000 and is reported in the salary column (c). Mr. Miller's year 2000 compensation also includes the receipt of 300,000 restricted shares valued at $ 60,000 at the time of transfer from Don Riesterer, the Company's CEO. The shares were for services, and accounted for as a capital contribution to the Company by Riesterer and expensed as compensation at the value of the acquisition transaction or $.20 per share as there was no market for the Company's stock at the date of transfer. In an effort to reduce operating expenses, effective April 15, 2001, Mr. Miller's salary will be reduced to a monthly retainer of $4,000; he will be compensated on an hourly basis.

(5) Lisa Gunberg receives no compensation from the Company or its affiliates as an executive of the Company other than her director's compensation for meeting attendance reported in column (e). She receives compensation from NWF as a loan officer which is comprised of commissions for loan origination and is at a similar rate as other employees of NW and is reported in column (i). During 2000, Ms. Gunberg received 1,100,000 restricted shares valued at $220,000 at the time of transfer from Don Riesterer, the Company's CEO. The shares were for services, and accounted for as a capital contribution to the Company by Riesterer and expensed as compensation at the value of the acquisition transaction or $.20 per share as there was no market for the Company's stock at the date of transfer. She also was granted an option to purchase up to 300,000 of the Company's shares in accordance with an Option Plan. (See "Option Plan" and "Option Plan Grant Table for Fiscal 2000" below for further information.)

Option Plan
------------

     On July 20, 2000, the Company's Board of Directors approved a stock option plan (the "Option Plan") for its officers, directors, employees consultants. The Option Plan reserved for issuance up to 4,500,000 of the Company's unregistered common shares. Options granted under the Plan may include non-statutory options that do not meet the requirements of Sections 421 through 424 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as incentive stock options ("ISO's") intended to qualify under Section 422 of the Code. The Option Plan is administered by the Board of Directors and can be administered by a committee of the Board composed of three directors deemed to be disinterested persons (the "Administrator"). The Administrator administers the Plan so as to comply at all times with the Exchange Act, including Rule 16b-3 (or any successor rule), and, subject to the Code, has absolute and final authority to interpret the Plan. The Plan continues for a term of 10 years unless sooner terminated pursuant to its provisions. The Plan allows the Administrator to designate whether options granted be non-qualified or ISO; it also gives the Administrator the authority to grant both types of options at the same time; and, the number, type, terms and conditions of the various grants under the Option Plan need not be uniform. The right to set the exercise price of the options is based on certain parameters which are set forth in the Option Plan and differ between non-qualified options and ISO's.

     Options to purchase 2,475,000 of the 4,500,000 shares reserved for issuance have been granted on July 20, 2000, to the individuals and under the terms set forth in the option grant table below. All are non-qualified, vest over a three year period, are exercisable at $1.00, and expire 10 years from the grant date. Each officer/director executed an option agreement in connection with the their respective grant of options.

Option Grant Table
------------------


            OPTION PLAN GRANT TABLE DURING FISCAL YEAR 200
--------------------------------------------------------------------------------------
                         Number of    % of total
                         Shares       options granted
Name of Person to Whom   Underlying   employees in     Vesting   Exercise   Expiration
Options Were Granted     Options      fiscal year      Date      Price      Date
-----------------------  ---------    -----------      --------  ------     --------
Donald Riesterer         250,000                       7/20/01   $1.00      7/20/2010
                         250,000                       7/20/02   $1.00      7/20/2010
                         250,000                       7/20/03   $1.00      7/20/2010
                         --------     ---------
                         750,000      30.3 %

David O Thomas           250,000                       7/20/01   $1.00      7/20/2010
                         250,000                       7/20/02   $1.00      7/20/2010
                         250,000                       7/20/03   $1.00      7/20/2010
                         --------     ---------
                         750,000      30.3 %

Greg Miller              100,000                       7/20/01   $1.00      7/20/2010
                         100,000                       7/20/02   $1.00      7/20/2010
                         100,000                       7/20/03   $1.00      7/20/2010
                         --------     ---------
                         300,000      12.1 %

Leslie Pearson           100,000                       7/20/01   $1.00      7/20/2010
                         100,000                       7/20/02   $1.00      7/20/2010
                         100,000                       7/20/03   $1.00      7/20/2010
                         --------     --------
                         300,000      12.1 %

Lisa Gunberg             100,000                       7/20/01   $1.00      7/20/2010
                         100,000                       7/20/02   $1.00      7/20/2010
                         100,000                       7/20/03   $1.00      7/20/2010
                         --------     --------
                         300,000      12.1 %

James Gessert             25,000                       7/20/01   $1.00      7/20/2010
                          25,000                       7/20/02   $1.00      7/20/2010
                          25,000                       7/20/03   $1.00      7/20/2010
                        ---------     -------
                          75,000      3.1 %


Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table
---------------------------------------------------------------------------

     AGGREGATED OPTION EXERCISES AND VALUES AT DECEMBER 31, 2000
----------------------------------------------------------------------------------
                                                                  Value of the
                                        Number of Securities      Unexercised
                 Shares                 Underlying Unexercised    In-The-Money Options
                 Acquired     Value     Options                   Exercisable/Unexercisable
Name of Officer  on Exercise  Realized  Exercisable/Unexercisable (See footnote )
---------------- ------------ --------  ------------------------- -------------------------
Don Riesterer     0           0          0/750,000                $ 0/$0
David O. Thomas   0           0          0/750,000                $ 0/$0
Leslie Pearson    0           0          0/300,000                $ 0/$0
Greg Miller       0           0          0/300,000                $ 0/$0
Lisa Gunberg      0           0          0/300,000                $ 0/$0
James Gessert     0           0          0/75,000                 $ 0/$0
-------------------------------------------------------------------------------------------

(1) Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price; although the Company's stock was listed as of December 31, 2000, it did not start actively trading until the last week in January, 2001. None of the options were in-the-money as of December 31, 2000; during the last week of January, 2001, the average bid and ask price of the Company's common shares in the market was $1.00. Based on the market price of $1.00 at that time, none of the options are in-the-money.

Long Term Incentive Plans
-------------------------

     There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

Compensation of Directors
-------------------------

     Beginning May 5, 2000, the Company's directors are paid $250 for each Board of Directors meeting they attend; the Company pays no other fees to members of the Board of Directors for the performance of their duties as directors. In mid 2000, the directors were granted options to purchase shares of the Company's common stock as additional compensation as discussed above. The Company has not established committees of the Board of Directors except the committee which designates the terms of option grants.

Employment Contracts and Termination of Employment
and Change in Control Arrangements
-------------------------------------

     There are no written employment contracts in effect with management nor are there any termination of employment or change of control arrangements in effect. The Company has an understanding with one of its executive officers,

Leslie Pearson who receives a nominal monthly retainer and performs legal services for the Company as requested. The Company's Board of Directors also approved salaries of Greg Miller and Don Riesterer but no formal employment contracts were entered into. Lisa Gunberg originates loans for one of the subsidiaries and receive compensation that is normal and usual for the work performed. David O Thomas receives compensation for consulting services when and as performed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth: Table 1 - the amount and nature of beneficial ownership of each person known to a beneficial owner of more than five percent of the issued and outstanding shares of the Company and Table 2 - the amount and nature of beneficial ownership of each of the executive officers and directors of the Company. The following information is based on 32,838,101 shares issued and outstanding as of December 31, 2000:

Table 1: SECURITY OWNERSHIP OF 5% BENEFICIAL OWNERS
------------------------------------------------------------------------------
            Name and                Amount and
            Address of              Nature of
Title of    Beneficial              Beneficial       Percent of
Class       Owner                   Owner            Class
---------   -------------           --------------   ----------
Common      Donald Riesterer         6,255,352(1)      19.05%
            8301 Creekside
            Unit 101
            Bloomington MN 55437


Table 2: SECURITY OWNERSHIP OF MANAGEMENT
------------------------------------------------------------------------------
(1)         (2)                     (3)                (4)
            Name and                Amount and
            Address of              Nature of
Title of    Beneficial              Beneficial         Percent of
Class       Owner                   Owner(3)           Class(4)
--------    -------------------     -------------      ----------
Common      Donald Riesterer         6,255,352(1)        19.05%
            8301 Creekside
            Unit 101
            Bloomington MN 55437

Common      Gregory Miller              300,000            .91%
            869 McDiarmad Dr
            Hudson WI 54016

Common      Leslie Pearson              500,000           1.52%
            7710 Computer Ave #131
            Edina MN 55435

Common      Lisa A. Gunberg           1,100,000           3.35%
            8025 Xerxes Ave So.
            Bloomington MN 55431

Common      David O. Thomas             850,000(2)        2.59%
            2110 US Highway 12
            Menomonie WI 54751

Common      James Gessert               20,000            0.06%
            7075 River Shore Lane
            Champlin, MN
-------------
Officers and
Directors as a group (6 Persons)      9,025,352          27.48%

(1) Includes 255,352 shares held in the name of Northwest Investment Group, Inc. Riesterer currently has 1,000,000 of his shares escrowed as security on a promissory note; he still retains voting power over such shares. Riesterer's total does not include an 545,486 shares which the Company has agreed to issue as a part of two agreements between the Company and Northwest Investment Trust (an entity controlled by Riesterer); upon the issuance of such shares, he will have 6,800,838 shares or 20.37% of the issued and outstanding shares taking into account the issuance of the additional shares.)

(2) David O. Thomas' shares are his proportionate beneficial interest in a certificate for 850,000 shares owned of record by David Thomas, Douglas Larson, and Emil Gluck. Although Mr. Thomas' beneficial ownership is for one-third of the certificate (283,333 shares) the three individuals have combined voting power over 850,000 shares. As of January 1, 2001, these shares have been escrowed as security on a promissory note; the three individuals retain combined voting power on the shares.

(3) Although each of these officers and directors has been granted stock options during the prior fiscal year, these options are not vested, not exercisable within the next 60 days, and therefore not included in the calculations of beneficial ownership in columns (3) and (4).

Change in Control Arrangements
------------------------------

     None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past two years, transactions or series of transactions or currently proposed transactions, to which the Company, or any its subsidiaries was or is to be a party, in which the amount exceeds $60,000 and in which any executive officer or director or any 5% security holder or any member of the immediate family of any of the foregoing persons had a material interest are as follows:

WHY USA Note to Quality Investments.
-----------------------------------

     Prior to the Company's acquisition of WHY USA NA, from December 1996 through February 1998, WHY USA NA's three founders, Douglas Larson, Emil Gluck and David O. Thomas, contributed capital sufficient to purchase the WHY USA System, copyrights, trademarks and existing franchise agreements equaling approximately $1,300,000. Each of these gentlemen individually made a cash contributions of $162,000; the balance of the funds contributed for the franchise acquisition were loaned to WHY USA NA by Thomas/Larson/Gluck and other persons through a separate entity, Quality Investments. In connection with the loans, a promissory note was executed by WHY USA NA in the principal amount of $847,500, payable to Quality Investments, Inc., dated April 15, 1999, with interest of 8%. The note was paid in full as of December 30, 1999. Each of the principals of Quality Investments is therefore considered "paid" for his proportionate share of the principal and interest due under the note, including Mr. Thomas. Thomas is a director of the Company.

Share Issuance to Donald Riesterer as Part of the
Acquisition of NWF and Transfer to Other Affiliated Parties
-----------------------------------------------------------

     On December 31, 1999, at the acquisition of NWF by the Company, Donald Riesterer, NWF's sole shareholder, became the beneficial owner of 10,000,000 shares of the Company issued in exchange for all of the outstanding shares of NWF. The share certificate was issued to NWF on December 16, 1999, the date of the Acquisition Agreement, although all of the transactions necessary to consummate the acquisition were not accomplished until December 31, 1999. The 10,000,000 shares were transferred to Riesterer as NWF's sole shareholder in January of 2000. Riesterer was elected to the Company's Board of Directors at the consummation of the transaction and also serves as its CEO and is a director of each of its subsidiaries.

     Three other officer/directors of the Company derived benefit from the Company acquisition transaction; each was given a portion of Riesterer's 10,000,000 shares. Leslie Pearson, Secretary/Treasurer and a director of the Company received 500,000 shares. Gregory Miller, President and a director of the Company received 300,000 shares. Lisa Gunberg, the Company's Executive Vice President and a director received 1.1 Million Shares. Riesterer transferred the shares as compensation for services provided by those individuals in the transactions leading up to the acquisition transaction as well as in the transition phases of the reorganized entity. The Company has accounted for this transaction as a $ 390,000 compensation expense its financial statements for 2000.

Castlewood Shares Transferred to Entity Controlled by Don Riesterer
-------------------------------------------------------------------

     Between December 16, 1999 and January 24, 2000, Castlewood Corporation, a majority shareholder of the Company prior to its acquisition, transferred 5,116,000 of its shares to Northwest Financial Group, Inc., a corporation 100% owned by Don Riesterer. Castlewood was an affiliate of the Company up through the acquisition transaction. Riesterer paid Castlewood $150,000 for the shares which Castlewood agreed to sell as an to inducement to enter into the transaction. The transfer reduced Castlewood's ownership to 222,232 shares.

Riesterer & Thomas: Their Relationships to the NWF Purchase of WHY USA NA
------------------------------------------------------------------------

     Background

     On December 31, 1999, NWF, through its sole shareholder, Don Riesterer, acquired WHY USA NA. The transaction was originally commenced between Northwest Financial Group, Inc. (a company founded by Donald Riesterer who is its sole shareholder) and WHY USA NA. Northwest Financial Group, Inc. was a party to the Stock Purchase Agreement with WHY USA NA on September 24, 1999, and a party to the amended agreement on December 30, 1999. On December 30, 1999, Northwest Financial Group, Inc. assigned its interest in the purchase agreements to Donald Riesterer, its sole shareholder, who completed the acquisition including the payment made to the three WHY USA NA shareholders. The acquisition was accomplished through the purchase of all of the outstanding shares of WHY USA NA from its three selling shareholders: Douglas Larson, Emil Gluck and David O Thomas for a total of $2,026,400. (David O.
Thomas is a director of the Company and its subsidiaries.)   Donald Riesterer
individually paid the $2,026,400 WHY USA NA purchase price in a combination of $650,000 cash and three promissory notes. Two of the notes are made to the original selling shareholders of WHY USA NA: Larson, Gluck and Thomas: one for $500,000, and one for $850,000. The third note is to Riesterer for $26,400 and has been repaid. David O. Thomas' proportionate interest in the transaction is $675,466. Thomas, who is a director of the Company, and an officer and director of each of its subsidiaries, is one of the founders of the initial WHY USA NA partnership in January 1997 (which funded the acquisition of the WHY USA System), a principal in Mid America Realty (a predecessor party in interest to the WHY USA franchise system acquisition), and a founder of and principal in WHY USA NA, the corporation.

     Immediately upon the completion of Riesterer's acquisition of WHY USA NA, he contributed the acquired WHY USA NA shares to NWF for 90,000 of its shares; all of his shares of NWF (which equaled all of NWF's outstanding shares) were acquired by the Company in its acquisition of NWF, discussed above.

     Riesterer's Promissory Notes to Larson/Gluck/Thomas

     Donald Riesterer individually executed two notes on December 30, 1999 to WHY USA NA's three selling shareholders including David O. Thomas, a current Director of the Company. The terms of the notes originally were as follows:

     Note 1: Principal amount of $850,000 with an interest rate of 8.75% due and payable on December 31, 2000; Note 1 required interest only monthly payments and was secured with a mortgage on real property owned by Riesterer and guaranteed by Northwest Financial Group, Inc.; as an incentive to enter into the Note, Riesterer gave 850,000 shares of his stock in the Company to the lenders. The note was extended as discussed below.

     Note 2: Principal amount of $500,000 with an interest rate of 8.75% and interest only payments each month. The principal was due on December 31, 2000. The note was secured by 1,000,000 of Riesterer's shares of the Company.
Note 2. was extended as discussed below.

     Extension/Combination of Notes 1 and 2: On December 28, 2000 the parties to Notes 1 and 2 agreed to extend the notes for another year under new terms, at the same time combining the principal due under the two notes into one. A new promissory note was signed by Donald Riesterer on January 1, 2001. The terms of the note include, but are not limited to:

          .  a combined principal of $1,350,000
          .  a due date of December 31, 2001
          . an interest rate of 9.5% per annum (accelerates to 15% upon failure to pay balloon)
          .  interest only payments
          .  a balloon payment of $300,000 due on March 31, 2001
          . secured by a mortgage on two properties owned by Northwest Investment Trust and stock owned by Riesterer
          .  incentives to the note holders

Ownership of WHY USA Franchises by David O. Thomas
--------------------------------------------------

     David O. Thomas is the owner of Mid America Realty; Mid America Realty is party to some of the agreements through which the rights to the WHY USA System were initially acquired. Mid America is an independently owned and operated franchise. Dave Thomas owns a total of three (3) WHY USA franchises in Wisconsin.

Compensation to Officers and Directors.
--------------------------------------

     The Company has agreed to compensate David O. Thomas and Donald Riesterer who are officers and/or directors of the Company and its subsidiaries $7,500 or 76% of the initial franchise fees for any franchise sold by them; the Company, therefore, will compensate these individuals at a higher rate for franchise sales than other sales representatives. Although the possibility exists that these gentlemen could earn substantial compensation related to such sales activities, they would need to sell approximately six (6) franchises a year to earn $60,000 in franchise sales commissions. Neither of these gentlemen achieved this level of sales in the past two years. All other compensation to officers and directors has been reported under Executive Compensation.

Rents and Leases
----------------

    The Company leases its office space in Menomonie from a former director of WHY USA NA, Douglas Larson. Douglas Larson resigned as a director of WHY USA NA on December 30, 1999. The Company rents office space from Donald Riesterer (or an affiliate or Mr. Riesterer) for the Company's offices in Bloomington, the NWF offices on Wayzata Boulevard in Minneapolis, its satellite telemarketing office in Sebeka, and for a small portion of an office in Woodbury Minnesota; the Company pays the affiliate approximately $6,500 per month (or $78,000 per year) for the four facilities. The Company accrued $55,500 of these payments as of the fiscal year end. Greg Miller, the Company's President shares office space with NWF in Minneapolis; although Miller conducts some of his own law practice from that office, he devotes 90% of his time to the Company's business; Leslie Pearson, the Company's CFO, utilizes approximately 600 square feet of the Company's Bloomington office for her professional office space. She furnishes the receptionist for the Company and gives the Company a discounted rate on accounting in return for the use of the space. The Company leases office space in Janesville, Wisconsin for its WHY USA Advantage subsidiary from the parents of Donald Riesterer, Leonard and Adeline Riesterer. The term of the lease is for five years and contemplates future minimum payments throughout its term aggregating $186,000. Donald Riesterer acts as property manager for his parents; the transaction is not considered an arms length transaction although the lease payment is similar to those on similar spaces in the locale.

Affiliation of Northwest Financial Group, Inc. with NWF and the Company
-----------------------------------------------------------------------

    Both Northwest Financial Group Inc. and NWF were founded by Donald Riesterer who was also each corporation's sole shareholder. Up until the acquisition of NWF on December 31, 1999, both entities were in the business of loan origination; and, in fact, Northwest Financial Group Inc. was responsible for payroll for both entities which has been repaid by NWF. The business affiliation of the two entities ceased on April 1,2000 when Northwest Financial Group, Inc., changed its business purpose to real estate holding. Donald Riesterer remains Northwest Financial Group, Inc.'s sole shareholder, and Northwest Financial Group, Inc. is still considered an affiliate of the Company.

Transactions with Northwest Investment Trust(Entity Controlled by Riesterer)
----------------------------------------------------------------------------

     In addition to the rents payable to Northwest Investment Trust on four properties in 2000 (discussed above under Properties), the Company advanced an aggregate of $433,000 (including interest thereon of approximately $18,000) to Northwest Investment Trust, Inc., an entity controlled by Donald Riesterer during 2000. The Company booked this as notes receivable, but wrote it off at
its year end.   Northwest Investment Trust loaned $409,000 of these funds to
Cashline, and $23,000 to another mortgage entity, Alliance West. Both entities executed promissory notes in favor of Northwest Investment Trust when the advances were made; neither company was an affiliate of the Company at the time the funds were advanced. Subsequent to the fiscal year end, the Company acquired Cashline. On March 31, 2001 after completing the acquisition transaction, the Company entered into an Assignment and Assumption Agreement with Northwest Investment Trust:

     .      acknowledging the Company's acquisition of Cashline,
     .      assigning the Company the Cashline notes payable to Northwest
            Investment Trust;
     .      agreeing that Northwest Investment Trust's aggregate investment in
            Cashline was $708,216, that the Company 's interest in the same constituted $560,000 including accrued interest on the advance, and that Northwest Investment Trust's unrecovered investment in Cashline at the completion of the acquisition was $148,192 (the amount being satisfied by the terms of the agreement);
     .      agreeing that the Company would issue 296,384 shares of its common stock to Northwest Investment Trust, and
     .      agreeing that the Company would execute a Promissory Note in favor of Northwest Investment Trust in the principal amount of $85,000.

     On March 31, 2001, the Company also entered a second Assignment and Assumption Agreement with Northwest Investment Trust regarding the Alliance West transactions which:

     . acknowledged an investment in Alliance West by Northwest Investment Trust in the net amount of $148,060 the repayment of which was secured by notes in favor of Northwest Investment Trust;

     . acknowledged outstanding obligations to the Company by Northwest Investment Trust of $23,508,
     . acknowledged that the Company has reached an agreement with the sole shareholder of Alliance West, Gregory Dwight, that it would take certain shares in a separate entity controlled by Gregory Dwight in exchange for the Company releasing Dwight from any repayment obligations;
     . agreed that Northwest would assign the Alliance West notes to the Company;
     . agreed that the Company would issue 249,102 shares of the Company's stock to Northwest Financial Trust as satisfaction of Northwest Investment Trust's interest in the transaction;
     . agreed that Northwest Investment Trust would make no demand and has no interest in the Dwight shares which would consist of 400,000 shares in United Equities LLC.

Northwest Investment Trust will be issued an aggregate of 545,486 of the Company's shares as a result of the two transactions; Don Riesterer will be the beneficial owner of the shares.

Transactions with Promoters
----------------------------

    None.

ITEM 13.  EXHIBITS AND REPORTS ON 8-K

  (a)  Index to Exhibits

  Exhibit No.        Description                                    Location
  ----------         ------------                                   ---------
    2.1              Reorganization between the Black Butte             (1)
                       Petroleum, Inc. and Triam Ltd. dated
                       March 23, 1983
    2.2              Acquisition Agreement between Triam Ltd            (1)
                       and Northwest Financial Ltd., dated
                       December 16, 1999
    2.3              Acquisition Agreement Addendum, dated
                       December 20, 1999                                (1)
    2.4              Stock Purchase Agreement dated September
                       24, 1999 between Northwest Financial
                       Group, Inc.,WHY USA NA, and
                       its selling shareholders                         (1)
    2.5              Addendum to Stock Purchase Agreement,
                       dated December 30, 1999 including Assignment     (1)
                       to Donald Riesterer
    2.6              Share Exchange Agreement - Cashline
                       transaction, dated February 8, 2001              (3)
    3.1.1            Articles of Triam Ltd., dated January 6, 1983      (1)
    3.1.2            Amendment to Articles of Incorporation,
                       March 4, 1983                                    (1)
    3.1.3            Amendment to Articles of Incorporation,
                       filed March 29,1983                              (1)
    3.1.4            Articles of Merger, filed on November 9, 1999      (1)
    3.1.5            Amendment to Articles of Incorporation,
                       Jan. 10, 2000                                    (1)
    3.2              Bylaws                                             (1)
    10.1.1           Sample Franchise Agreement                         (1)
    10.1.2           Updated Sample Franchise Agreement                  *
    10.2.1           Sub-Lease on Menomonie Property                    (1)
    10.2.2           Updated Lease on Menomonie Property(10/27/00)       *
    10.3.            Donald Riesterer - Note for $500,000               (1)
    10.4.            Donald Riesterer - Note for $850,000               (1)
    10.5             Mainstreet Agreement, August 1992                  (2)
    10.6             Diane Butts Agreement, April 28, 1998              (2)
    10.7             Erks Agreement, Nov. 17, 1998                      (2)
    10.8             Jarvis Agreement, April 30, 1998                   (2)
    10.9             Regional Sales Representation Agreements
                       Hansen and VanZandt including amendments         (2)
    10.10            Regional Director Agreement- Cosma, Dec. 1, 2000    *
    10.11            Employment Agreement - Diane Butts, Sept. 25, 2000  *
    10.12            Purchase Agreement - WHY USA Advantage Realty
                       and Diane Butts, Sept. 25. 2000                   *
    10.13            Lease - Advantage Realty                            *
    10.14            New extended and combined Note for Donald
                       Riesterer for $1,350,000                          *
    10.15            Option Plan                                         *
    10.16            Sample Option Agreement                             *
    10.17            Assignment and Assumption Agreement between
                       Northwest Investment Trust and the Company
                       Re: Cashline                                      *
    10.18            Assignment and Assumption Agreement between
                      Northwest Investment Trust and the Company
                      Re: Alliance West                                  *
    10.19            Franchise Purchase Agreement, dated March 31, 2001  *

    16               Letter re: Change of Accountants                   (2)
    21               List of Subsidiaries                                *
    99.1             Press Release                                       *
    99.2             Press Release                                       *

(1) Filed with the Company's initial Filing on Form 10-SB on May 10, 2000.
(2) Filed with the Company's Form 10-SB/A No. 1 on August 28, 2000
(3) Filed with the Company's Report on 8-K dated February 20, 2000
 *  Filed herewith

    (b) Reports on Form 8-K
        --------------------

     No reports on 8-K were filed during the Company's fourth quarter. The Company filed one report on 8-K subsequent to its year end on February 21, 2001, reporting on its acquisition of Cashline under Items 2 and 7.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             4/16/01
      Date_______________         WHY USA FINANCIAL GROUP, INC.

                                         /s/ Leslie Pearson
                                   By: _______________________________
                                       Leslie Pearson
                                       Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              4/16/01                   /s/ Donald Riesterer
     Date: ____________________    By:___________________________________
                                      Donald Riesterer
                                      Director


              4/16/01                   /s/ Leslie Pearson
     Date: ___________________     By:____________________________________
                                      Leslie Pearson
                                      Secretary/Treasurer, Chief
                                      Financial Officer and Director


              4/16/01                  /s/ Greg Miller
     Date: ___________________     By:____________________________________
                                      Greg Miller
                                      President and Director

              4/16/01                  /s/ Lisa Gunberg
     Date: ____________________    By:___________________________________
                                      Lisa Gunberg
                                      Vice President and Director