Form 10QSB
period 2001-03-31
WHY USA FINANCIAL GROUP INC
filed 2001-05-18
CIK 1113450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended March 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES [X] NO [ ], and (2) has been subject to such filing requirements for the past 90 days.
Yes[ X ] No [   ]

The number of shares outstanding of the Registrant's Common Stock, 0.001 par value, as of March 31, 2001 was 34,122,915.

                        WHY USA FINANCIAL GROUP, INC.

                                    INDEX




PART I. Financial Information                                          Page

Item 1. Financial Statements

         Unaudited Consolidated Balance Sheets at March 31, 2001,
         and December 31, 2000 .........................................4

         Unaudited Consolidated Statements of Operation and
         (Accumulated Deficit) Retained Earnings for the
         three months ended March 31, 2001 and 2000.....................5

         Unaudited Consolidated Statements of Cash Flows for the
         Three months ended March 31, 2001 and 2000.....................6

         Unaudited Notes to Consolidated Financial Statements...........7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.......................................9

PART II. Other Information

Item 1.  Legal Proceedings.............................................19

Item 2.  Changes in Securities.........................................19

Item 3.  Defaults Upon Senior Securities...............................20

Item 4.  Submission of Matters to a Vote of Securities Holders.........20

Item 5.  Other Information.............................................20

Item 6.  Exhibits and Reports on Form 8-K..............................20

Signatures.............................................................22

                     PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements


                      Consolidated Financial Statements
                        WHY USA FINANCIAL GROUP, INC.
                  For the Three Months Ended March 31, 2001

                                 (Unaudited)
                        WHY USA FINANCIAL GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                   (unaudited)   (audited)
                                                   March 31,     December 31,
                                                   2001          2000
                                                   ------------- -------------

              ASSETS

Current Assets:
  Cash                                             $     21,883  $     20,104
  Accounts receivable-net of allowance for
    doubtful accounts of $3,000 at Dec.31, 2000
    and $0 at Dec. 31, 1999                              72,558        74,202
  Notes receivable-new franchise sales                   69,860        50,160
  Notes receivable- American Home Capital                88,654        87,628
                                                   ------------- -------------
     Total Current Assets                               252,955       232,094

Fixed Assets:
  Furniture and equipment                                83,246        82,184
  Accumulated depreciation                              (20,833)      (16,370)
                                                   ------------- -------------
     Net Fixed Assets                                    62,413        65,814

Franchise Acquisition Costs:
  Franchise acquisition costs                         2,104,589     2,104,589
  Amortization of franchise costs                      (216,936)     (173,091)
                                                   ------------- -------------
     Net Franchise Acquisition Costs                  1,887,653     1,931,498

Other Assets:
  Advances to Northwest Financial Group, Inc.                 -        49,525
                                                   ------------- -------------
     Total Other Assets                                       -        49,525
                                                   ------------- -------------

     Total Assets                                  $  2,203,021  $  2,278,931
                                                   ============= =============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $    134,890  $     72,887
  Accrued payroll & commissions                          44,597        22,372
  Deferred revenue/conference 20000                           -         4,162
  Due to Northwest Financial Group, Inc.                 31,775             -
  Rent payable to Northwest Investment Trust             52,000        55,500
  Acquisition liability for Alliance West
    Mortgage Corporation                                      -       249,102
  Acquisition liability for America's
    Cashline Corporation                                355,000     1,176,384
  Notes Payable-Janesville franchise acquisition         31,449        50,000
                                                   ------------- -------------
     Total Current Liabilities                          649,711     1,630,407

     Deferred Income Taxes Payable                            -             -

Stockholders' Equity:
  Preferred stock: no par value, authorized
    50,000,000, no shares issued and outstanding              -             -
  Common stock: $.001 par value, authorized
    250,000,000, 34,122,915 issued and
    outstanding as of March 31, 2001 and
    32,838,101 as of December 31, 2000                    34,122       32,838
  Additional Paid-in Capital                           5,119,314    3,842,451
  Accumulated Deficit                                 (3,600,126)  (3,226,765)
                                                   ------------- -------------

      Total Stockholders' Equity                       1,553,310      648,524
                                                   ------------- -------------

      Total Liabilities and Stockholders' Equity   $   2,203,021 $  2,278,931
                                                   ============= =============

See accompanying notes to consolidated financials statements.

                        WHY USA FINANCIAL GROUP, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                 (Unaudited)

                                                 Three Months   Three Months
                                                 Ended          Ended
                                                 March 31, 2001 March 31, 2000
                                                 -------------- --------------
Revenue:
  Mortgage loan originations                     $     158,981  $     167,075
  Real estate -commissions                              36,935              -
  Franchise fees - real estate                          47,550         20,000
  New franchise sales                                   71,708         57,976
  Interest income                                        1,030            322
                                                 -------------- --------------
     Total Revenue                                     316,204        245,373

Expenses:
  General & Administrative                             340,015        565,145
  Mortgage loan origination fees                        65,810        148,935
  Franchise costs - real estate                         52,684         32,810
  Marketing costs and travel                            63,029         52,871
  Depreciation                                           4,463          1,087
  Amortization franchise acquisition cost               43,846         41,554
  Acquisition costs of America's Cashline
   Corporation                                         119,718              -
                                                 -------------- --------------
     Total Expenses                                    689,565        842,402

Net loss before income tax benefit                    (373,361)      (597,029)

Income taxes benefit                                         -          3,000
                                                 -------------- --------------
Net Loss                                              (373,361)     (594,029)

(Accumulated deficit) Retained Earnings,
Beginning of Period                                 (3,226,765)        7,716
                                                 -------------- --------------

Accumulated Deficit, End of Period               $  (3,600,126) $   (586,313)
                                                 ============== ==============

Weighted Average Shares Outstanding                 32,925,810     31,550,000
                                                 ============== ==============
Net Loss per Common Share :
  Basic & diluted                                $       (0.01) $       (0.02)
                                                 ============== ==============







       See accompanying notes to the consolidated financial statements.

                        WHY USA FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               Three months    Three months
                                               ended March 31, ended March 31,
                                               2001            2000
                                               --------------  --------------
Cash Flows Used in Operating Activities:

 Net Loss                                      $    (373,361)  $    (594,029)

 Adjustments to Reconcile Net Loss to
  Net Cash Flow:
   Common stock issued for compensation                    -         390,000
   Depreciation and amortization expense              48,308          42,641
   Deferred tax benefit                                    -          (3,000)
                                               --------------  --------------
    Decrease in Cash Flows Used In
     Operating Activities                           (325,053)       (164,388)

 Changes in Operating Assets and Liabilities:
   Increase in accounts and notes receivable         (19,082)         (1,363)
   Increase in accrual of liability for
     Cashline acquisition net of payments             75,000               -
   Increase in accounts payable/accrued
     liabilities/deferred revenues                    80,166          11,781
   Net rent paid Northwest Investment Trust           (3,500)              -
                                               --------------  --------------
       Total Changes to Operating Assets
        Liabilities                                  132,584          10,418
                                               --------------  --------------

         Net Cash Used In Operations                (192,469)       (153,970)

Cash Flows Used in Investing Activities:
  Capital expenditures - computers &
    office furniture                                  (1,062)        (22,000)
                                               --------------  --------------
         Net Cash Used In Investing Activities        (1,062)        (22,000)


Cash Flows Provided by Financial Activities:
  Common stock issued for cash                       132,561         494,949
  Advances from  Northwest Financial Group,
    Inc., net of former officer receivable
    offset in 2000                                    81,300          96,922
  Repaid loan from Don Reisterer - issued in
    acquisition of Why USA NA                              -         (26,400)
  Payments on Diane Butts note                       (18,551)              -
                                               --------------  --------------
         Net Cash Provided by
          Financing Activities                       195,310         565,471


Net Increase in Cash and Cash Equivalents              1,779         389,501

Cash and Cash Equivalents - Beginning of Period       20,104               -
                                               --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $      21,883   $     389,501
                                               ==============  ==============
Supplemental Non-Cash Activities:
  Common stock issued to fund Cashline and
  Alliance West Mortgage Corporation
  acquisition liabilities                      $   1,145,486               -
                                               ==============  ==============
Supplemental Cash Flow Information:
  Cash Paid During the Year for:
    Interest Expense                           $           -   $           -
                                               ==============  ==============
    Income Taxes                               $           -   $           -
                                               ==============  ==============

         See accompanying notes to consolidated financial statements.




                        WHY USA FINANCIAL GROUP, INC.
           Consolidated Statement of Changes in Stockholders Equity
            From Inception (June 15, 1998) through March 31, 2001
                                (Unaudited)



                                  Common       Common
                                  Stock        Stock        Paid - In    Retained     Total
                                  Shares       Amount       Capital      Earnings     Equity
                                  ------------ ------------ ------------ ------------ ------------
Incorporated June 15, 1998                  -  $         -  $         -  $         -  $         -

Funded November 1998                   10,000            -       47,500            -       47,500
                                  ------------ ------------ ------------ ------------ ------------

Balances at December 31, 1998          10,000            -       47,500            -       47,500

Additional Capital Contributions            -            -        6,598            -        6,598

Capital Contribution of Why USA
 N.A. common stock and assets          90,000            -    2,000,000            -    2,000,000

Adjustment for reverse acquisi-
 tion and reorganization           31,300,460       31,400      (31,400)           -            -

Net income for year ended
 December 31, 1999                          -            -            -        7,716        7,716
                                  ------------ ------------ ------------ ------------ ------------
Balances at December 31, 1999      31,400,460       31,400    2,022,698        7,716    2,061,814

Common stock issued for
 compensation (stock contributed)
 by primary stockholer to officers          -            -      390,000            -      390,000

Common stock sold - net of
 offering costs of $6,450           1,437,641        1,438    1,429,753            -    1,431,191

Net loss year ended
 December 31, 2000                          -            -            -   (3,234,481)  (3,234,481)
                                  ------------ ------------ ------------ ------------ ------------

Balances at December 31, 2000      32,838,101       32,838    3,842,451   (3,226,765)     648,524

Common stock units sold for cash
  at $1.00 - $.75 per share           139,328          139      132,523            -      132,662

Common stock issued at $1.00
 per share to Northwest
 Investment Trust in connection
 with acquisition of Alliance
 West Mortgage                        249,102          249      248,853            -      249,102

Common stock issued at $1.00
 per share to America Cashline
 Corporation -600,000 shares and
 296,384 shares to Northwest
 Investment Trust in connection
 with acquisition of Cashline         896,384          896      895,487            -      896,383

Net loss for the three months
  ended March 31, 2001                      -            -            -     (373,361)    (373,361)
                                  ------------ ------------ ------------ ------------ ------------
Balances at March 31, 2001         34,122,915  $    34,122  $ 5,119,314  $(3,600,126) $ 1,553,310
                                  ============ ============ ============ ============ ============




     See accompanying footnotes to consolidated financial statements.


                  WHY USA FINANCIAL GROUP, INC.
                  Notes to Financial Statements
                         March 31, 20001


GENERAL
-------

Why USA Financial Group, Inc, (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000.

UNAUDITED INFORMATION
----------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2 - MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction
------------

      WHY USA Financial Group, Inc. (the "Company") is in the business of providing comprehensive real estate services primarily for real estate brokers and their sales agents and customers. The business is currently conducted through four wholly-owned operating subsidiaries: (1) Northwest Financial, Ltd. ("NWF"), which offers residential mortgage loan services principally as a loan originator; (2) WHY USA North America, Inc. ("WHY USA NA"), which offers a real estate franchise program; (3) America's Cashline Corporation ("Cashline"), a recently acquired mortgage loan company which will offer sub-prime mortgages; and (4) Advantage Realty of Janesville, Inc. ("WHY USA Advantage") which operates a Company owned franchise office. The Company's franchise sales are regulated by the Federal Trade Commission as well as applicable state statutes.

Acquisition of Subsidiaries
---------------------------

      During the latter part of the 2000 and the first quarter of 2001 the Company acquired WHY USA Advantage and Cashline, respectively. The Company's first quarter results of operations for 2000 will not reflect the operations of those two entities. Cashline is currently not operational; the Company is undecided as to whether or not they will attempt to continue Cashline's operations.

Results of Operations - First Quarters Ended March 31, 2001 and 2000
--------------------------------------------------------------------

      The Company's principal revenue sources are from: (1) franchise fees,
(2) new franchise sales, (3) mortgage origination fees and (4) commissions from real estate sales from its Company owned franchise. The Company's operations reflect a pre-tax loss of $ 597,029 in first quarter 2000 vs. a net loss of $373,361 in the first quarter 2001. The decrease was mostly due to a 29% increase in revenues from $245,373 to $316,204 between the two first quarters as well as a reduction in general and administrative expenses from $565,145 to $340,015.

      Revenue Trends

      Total revenues increased by 29% when comparing first quarter revenues of this year vs. last year. Revenues from mortgage operations declined 5% from $167,075 to $158,981 despite decreasing interest rates, mostly due to under-staffing at the NWF office. Interest rates began declining along with cuts in the Federal Reserve discount rate in December 2000. The Company has matched prior years revenue totals through April of a comparable four month period and expects 2001 to be a better year than 2000 if rates remain at current levels. NWF is advertising and searching for additional loan officers to realize the potential of the more favorable market.

      New franchise sales rose more than 238% from $20,000 in the first three months of 2000 to $47,550 in the first three months of the current year. The 2001 figures represent the sale of six franchises in 2001 with the sale of three of the franchises in California, two in Minnesota and one in Wisconsin. The Company also sold two other franchises in Minnesota in the first week of April, which revenues will not be reflected until the second quarter. In 2000, the Company sold a franchise and an option on an additional territory in Texas. Franchise revenues from real estate transaction fees rose to $71,708 from $57,976 when comparing the first quarter of 2001 with the first quarter of 2000, a percentage gain of 24%. The increase is the result of both placement of new franchises and a strong real estate market due to reduced interest rates for mortgages. If the Company can expand its mortgage loan operations and the mortgage market remains at current levels, the Company can expect substantial revenue growth to continue on a comparative basis with the prior year.

      Expense and Contribution Trends

      The Company experienced an overall reduction in expenses between the 2001/2000 first quarter comparable periods. WHY USA NA lowered its losses to $56,890 from $106,351 in the prior year's operations. Both periods include the non-cash charge for a franchise amortization expense ($41,554) which reduced the cash loss to $13,783 and $64,477 in the comparable periods. Marketing expenses were reduced from $35,918 in the first quarter of this year from $61,219 in the prior year and these efforts produced better results in 2001. Franchise expenses rose to $52,684 from $35,573 as a partial result of commissions on new franchise sales raising from $1,352 to $13,093 as well as more training costs and service related costs to franchisees. General and administrative expenses were down to $44,439 from $49,461 in the prior year as the Company reduced both staff and lease payments for WHY USA NA in order to focus the operations towards profitability. The Company believes the franchise operations will produce positive cash flows in the coming quarters.

      WHY USA Advantage's real estate operations lost $4,796 on revenues of $36,935 during the first quarter of 2001. WHY USA Advantage operations should become profitable as the busier summer season commences. The Company expects the WHY USA Advantage operations to be profitable for 2001 if the existing real estate market conditions prevail through the remainder of the year.

      NWF experienced a slight decrease in its overall expenses in the first quarter of 2001 to $213,776 from $246,460 in the first three months of 2000. NWF's losses reduced between the two period by approximately $12,000 from $79,385 in the first quarter last year to $67,270 this year.

      The Company did not have a significant corporate or general and administrative staff in its first quarter of 2000; however, it did incur a general and administrative expense of $390,000 for stock compensation in 2000 which totaled expenses to $406,306 for its first quarter 2000. In 2001, the Company had no such stock compensation expense but incurred $245,535 in general and administrative corporate expenses in the administration of the parent's operations. This amount includes the Cashline acquisition costs of $119,718 which were expensed (included in the general and administrative expenses) and include of a reserve of $100,000 to fund the future costs of
either bringing Cashline to an operational status, or disposing of it.   The
Company has booked a total liability of $355,000 to cover the following:
$170,000 towards Cashline accounts payables, $85,000 on a note payable to Northwest Investment Trust, an affiliate, to reimburse them for cash advanced by them to Cashline, and $100,000 for future costs of the Cashline acquisition.

      The Company's investments in Cashline and Alliance West have not and will not contribute to profitability in 2001. The Company's staff is currently working on several acquisitions which have resulted in substantial legal, accounting, and payroll costs incurred in the review and negotiation process.

Liquidity and Capital Resources
-------------------------------

      Revenues from Operating Activities

      The Company derives revenues from: (1) franchise fees, (2) new franchise sales, (3) mortgage origination fees and (4) commissions on real estate sales. During the Company's first quarter ended March 31, 2001, the Company derived 50% of its $316,204 in revenues from mortgage loan origination fees, 15% from franchise fees, 23% from new franchise sales, and 12% from commissions on real estate sales. Mortgage origination fees are achieved through NWF; revenues from real estate transactions are generated by WHY USA NA, the majority of which were derived from new franchise sales. Franchise fees are comprised of ongoing transaction fees paid to the Company by its franchisee offices (82 at March 31, 2001) based on $95 per transaction or 6% of commission revenues, whichever is less, provided each franchisee must pay a monthly minimum of $325. The Company has focused its efforts on the expansion of its real estate franchise system by providing stronger administrative support to existing franchises and the hiring and training of sales representatives to sell new franchises. It also demonstrates the results of the Company's acquisition of a company owned franchise. Approximately 70% of such franchise fee revenues were generated from the franchises located in Minnesota and surrounding Midwestern states (Nebraska, Iowa, Wisconsin).

      Losses from Operations - Lack of Liquidity

      The Company has lost money on both a cash and accrual basis during its first quarter. The Company has utilized the funds from sales of stock and an agreement in effect regarding the purchase of 50 franchises to fund these losses. The Company also utilized its common stock to fund the accrued liabilities for Alliance West in the amount of $249,102 at December 31, 2000, and to fund $896,000 of the Cashline liabilities.(See "Financing Activities" below.) The Company had cash of $22,000 and accounts receivable of $72,000 at its year end 2000 to fund future losses and conduct operations. The Company also received payment on a note receivable in the principal amount of $85,000, plus accrued interest, from American Home Capital subsequent to the quarter end.

      The Company does not anticipate any short term liquidity from its recently acquired Cashline operations. Cashline, prior to its acquisition by the Company has operated at a loss; it will not only fail to provide any short term liquidity, but will likely require a substantial infusion of cash or a merger with another entity in order to commence any substantive operations or be of any benefit to the Company. The Company must commence integrating the operations of Cashline in order to effectively utilize its existing licences in 44 states. The Company is attempting to negotiate a merger in the Scottsdale, Arizona area to use the leased facilities of Cashline. The Company believes the timing opportunity due to the shift in mortgage rates will allow it to obtain profitable operations should a successful merger be negotiated. The Company is also attempting to negotiate with the creditors of Cashline which are estimated at $170,000 to have them discount these amounts. The Company absorbed these liabilities in connection with the acquisition of Cashline as well as giving a note to Northwest Investment Trust, an affiliate, in the amount of $85,000. The Company does not have the ability to fund either the liabilities of Cashline or pay the note to Northwest Investment Trust. The Company could bankrupt its acquisition subsidiary and eliminate the Cashline creditors; however, it is the intent of the Company to negotiate with the creditors at discounted terms. It is possible that the Company may ultimately decide to dispose of Cashline.

      The volatility of the mortgage loan origination business combined with an error in the judgement of the Company's management to expand during a period of rising interest rates led to losses not only incurred by the Company but by its two investees (Cashline and Alliance West) during 2000 which continued into the first quarter of 2001. The mortgage loan market abruptly reversed directions in December of 2000 and the Company, historically (on a private basis prior to the formation of the Company) has been able to be profitable in periods of declining interest rates. The refinance market has been steadily improving and will affect the Company on a positive basis throughout the first half of 2001 as will increased real estate sales resulting from the lower interest rates. The first and fourth quarter of the Company's operations are slower than summer months as real estate sales are slower and the related mortgage loan activity also declines. In an effort to reduce operations expenses, the Company has (or will):

      . reduce the level of expenses it is incurring to expand its franchise system

      .    cut officers salaries (during the first quarter of 2001)

      .    reduce other general and administrative expenses

      .    raise additional equity through the sale of stock.

      .    acquire other entities with cash flows from operations

The Company's ability to expand will most likely require additional equity funding which it is attempting to achieve through a current private placement. The Company also entered into an agreement with an individual which will give it a $150,000 infusion of cash as the result of the individual's agreement to purchase and open 50 franchises in Wisconsin and Illinois.

      Franchise Agreements

      The Company had Franchise Agreements in effect at March 31, 2001 with 72 franchisees (for 82 offices). The franchise agreement provides for:

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

      Investing Activities

      The Company's assets as of March 31, 2001 consisted of franchise costs aggregating $1,887,653 (reflecting the acquisition of its franchise operations on December 31, 1999 and the acquisition of WHY USA Advantage in September 2000 net of amortization); accounts receivable of $72,558 (comprised mostly of transaction fees owed WHY USA NA); cash of $21,883; notes receivable on new franchise sales of approximately $68,860; a note receivable from American Home Capital in the amount of $85,000, plus accrued interest (paid after the quarter end); and fixed assets of $62,413 (comprised of furniture, equipment and software).

      Investment in Cashline: On February 8, 2001, the Company completed its acquisition of Cashline. Its total investment in Cashline equaled $1,631,409 much of it completed prior to its year end through an affiliate, Northwest Investment Trust. The Company issued 600,000 shares of stock in connection with the investment valued at $1.00 per share. Subsequent information about the operations of Cashline directed the Company's attention to the fact that Cashline has been unprofitable and devoid of any substantial tangible assets except for its office furnishings and its licenses. The Company wrote off its investment totaling $1,631,409 as of December 31, 2000. On March 31, 2001 after completing the acquisition transaction, the Company entered into an Assignment and Assumption Agreement with Northwest Investment Trust agreeing to issue 296,384 additional shares to Northwest Investment Trust as well as a note for $85,000 for its unrecovered investment in Cashline. (See: "Financing Activities," below.)

      Investment in Alliance West: During the latter part of 2000, the Company invested in Alliance West, also located in Scottsdale, Arizona, also involved in the mortgage origination business, and also suffering similar losses. The Company wrote off its advances totaling $52,000 and accrued interest of $1,509 to Alliance West, and, subsequent to year end, through an Assignment and Assumption Agreement with Northwest Investment Trust agreed to issue 249,102 shares to it valued at $1.00 per share for Northwest's unrecovered investment in Alliance West. The Company's investment in Alliance West as of December 31, 2000 was written off at $302,611. As part of the transaction, the Company was given an investment in United Equity LLC, another Scottsdale, Arizona mortgage origination company in the formation stage. The Company has had no recorded value for its United Equity LLC Investment. (See discussion under "Financing Activities" for further information.)

      Liabilities/Contingent Liabilities/Lease Commitments

      The Company's total liabilities at March 31, 2001 were $649,711 and consisted of: $134,890 in trade accounts payable; a contract payable of $31,449 to Diane Butts on the acquisition of the Janesville, Wisconsin real estate operations; accrued payroll of $44,597; $31,775 due to Northwest
Financial Group, Inc., also an affiliate;   and, an acquisition liability of
$355,000 for its Cashline acquisition. The Company agreed to pay Cashline's $170,000 in liabilities at its acquisition in February of 2001; it also executed an $85,000 note in favor of Northwest Investment Trust. Liabilities also included accrued rent due to Northwest Investment Trust of $52,000 as of March 31, 2001, which was reduced by $3,500 in the first quarter from $55,500 at December 31, 2000.

      The Company leases its principal executive office space in Bloomington, as well as its offices on Wayzata Blvd. in Minneapolis, Minnesota and its office in Sebeka, Minnesota from an entity controlled by Riesterer, Northwest Investment Trust, for an aggregate total of $6,500 per month. WHY USA NA renegotiated its lease in November 2000, which reduced to $1,100 per month. The Company has commitments of $2,800 per month on a 5 year lease on the WHY USA Advantage facilities in Janesville. The lease, which commenced in June of 2000, includes a 5% increase per year on lease payments. The Company also has certain commitments beginning in the first quarter of 2001 on leased space for its newly acquired Cashline operations in Scottsdale, Arizona; the existing lease has monthly payments of approximately $8,000, is for four years commencing in December of 1998, and has built in increases on monthly payments.

      Financing Activities

      Funding of the Acquisition of Cashline --On February 8, 2001, the Company acquired Cashline through a combination of the issuance of 600,000 shares of its stock, $75,000 cash, the assumption of certain accounts payable, estimated at $170,000, and satisfaction of advances payable owed by Cashline to an affiliate of the Company, Northwest Investment Trust, Inc. The Company and Northwest Investment Trust, advanced, in the aggregate, approximately $700,000 to Cashline. The assets of Cashline at the closing of the acquisition were comprised of its brokerage licenses in 44 states, its lease on office space in Scottsdale, Arizona, and equipment and furniture. Cashline has limited operations and will require substantial funds from the Company or one of its subsidiaries to support any expansion of its operations. Cashline has no revenues or other source of cash flows to support its current cash requirements comprised of lease payments of approximately $8,000 a month, an agreement to compensate a former principal of Cashline at a rate of $1,000 for up to two years, and the payment of approximately $170,000 in obligations assumed by the Company as part of the acquisition.

      On March 31, 2001, the Company entered into an Assignment and Assumption Agreement with Northwest Investment Trust whereby the notes payable to Northwest Investment Trust by Cashline were assigned to the Company. The Company also agreed to issue 296,384 of its unregistered common shares to Northwest Investment Trust and signed a promissory note back to Northwest Investment Trust in the amount of $85,000. The foregoing were utilized to satisfy Northwest Investment Trust's own unrecovered investment in Cashline which was agreed to be $148,191 at the acquisition date. The Company has agreed to issue a total of 896,384 shares in the transaction.

      Funding of Alliance West/United Equities LLC Investment -- On March 31, 2001 the Company converted approximately $52,000 invested by it in Alliance West during 2000, written off at its year end, into an investment in 400,000 share interests of United Equities LLC. United Equities LLC is an entity owned by the controlling shareholder of Alliance West and is attempting to raise private equity capital for its loan origination business. The transaction was accomplished through an Assignment and Assumption Agreement with Northwest Investment Trust. The agreement (1) effected the assignment to the Company of notes payable to Northwest Investment Trust by Alliance West,
(2) the acceptance of the assignment by the Company entitling it to acquire the shares in United Equities LLC, (3) the release of all repayment obligations of Alliance West on the funds advanced by both the Company and Northwest Investment Trust, and (4) the issuance of 249,102 of the Company's unregistered common shares to Northwest Investment Trust as satisfaction of any interest Northwest Investment Trust would have in the United Equities shares. Northwest Investment Trust's interest in Alliance West was comprised of funds advanced by them to Alliance West aggregating approximately $148,000. The advances, which were made to support Alliance West's struggling operations, did not succeed in making Alliance West business viable. The Company's investment in United Equity LLC will represent approximately 10-15% in the equity of United Equities and will be accounted for under the cost basis method of accounting for investment. The Company's initial investment value shall be zero as the Company wrote off its investment in its affiliated investment.

      Private Placement

      In January, 2001 the Company commenced an offering of up to 3,000,000 units at $1.00 per Unit for aggregate proceeds of up to $3,000,000. Each Unit is comprised of one share and one warrant to purchase a share for $1.00, exercisable for three years from date of issuance. The Company is offering the units only to a limited number of "accredited" investors and/or not more than 35 "sophisticated" investors. The Company has raised $132,662 to date.

      Agreement with Private Investor

      The Company has received a verbal commitment from a private investor to fund the Company up to $500,000 at a rate of $50,000 per month beginning in April of 2001. The Company will issue 100,000 of its unregistered common stock for each $50,000 monthly investment. The Company received its first investment subsequent to the quarter end on April 26, 2001

      Agreement to Purchase Fifty Franchises

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

      . Williams has exclusive right to select territory(s) from all available territories in Illinois and Wisconsin; the timing, manner, & fee required in each selection is governed by the agreement which includes a training fee requirement

      . if WHY USA NA has a new buyer for an available territory in Illinois or Wisconsin during the five year term, Williams has a 20 day first right of refusal to that territory; WHY USA NA will pay Williams if he refuses territory and the same is sold to the identified buyer

      . Schedule: Williams to open 5 franchises by December 31, 2001, 15 during 2002, with additional 10 each year for 2003 through 2005; schedule may be accelerated; may also be waived at WHY USA NA's discretion.

      .     rights granted may be suspended for failure to comply with terms

      . during the five year term, Williams may acquire additional franchises if 50 franchise requirement is met at rates specified in the agreement

The Company received $100,000 from Williams subsequent to the quarter end. The balance due was extended by mutual agreement of the parties.

      Cash Requirements & Expansion Plans

      During the first quarter of 2001 the Company operated at a loss. This trend will likely continue as the Company contends with increased operating expenses due to expansion. The Company is attempting to reduce operating expenses for 2001 in an effort to reach a break even point on operations; it has in fact reduced its operating expenses while increasing revenues during the first quarter. However, cash flows from operations will not be sufficient to fund the Company's expansion plans, which it believes are necessary for the Company to succeed. The Company is aggressively pursuing franchise sales and has increased its franchisees to 72 with (82 offices) at March 31, 2001. The Company intends to continue to aggressively pursue its plans to expand franchise support, and services and to expand its WHY USA Franchise System into more territories. Although the Company is a national franchisor, it has achieved mostly regional recognition in the Midwestern States where almost two-thirds of its franchisees are located, and will continue to concentrate on its Midwestern sales.

      Expansion plan needs include: (1) increased working capital to support the growth of current operations, (2) capital to finance marketing and operational expansion into new territories, and (3) funding to further its plans to acquire other established businesses engaged in real estate or mortgage service operations. The Company is required therefore to seek sources of financing to fund this expansion and has commenced the private placement discussed below to fund part of it. The Company's general expansion plans include some of the following in order of priority:

      .     continue placing loan origination agents on site (currently only 5 are on site) utilizing Cashline's existing licenses
      .     pursue other acquisition possibilities and strategic alliances
      .     recruit additional employee/sales representatives
      .     expand web site capabilities including loan origination at website continue to adjust and expand telemarketing program
      .     acquire and organize insurance entity
      .     effect the integration of newly acquired Cashline into the
            Company's existing operations and begin offering sub-prime and government loans

      In connection with its current operations, the Company incurs the following expenses:

      . commissions based on a percentage of initial franchise fees ranging from 26% to 76% on sale of new franchises; commission obligations are based on existing oral and written agreements with independent contractors, employees and certain officers/directors

      . commissions on percentages of transaction fees ranging from 30% (or one-half of 30% if certain quotas are not met)to 35% paid to certain sales representatives for revenues derived from franchisees in their territories;

      . commissions on loan originations which are paid to loan origination employees NWF as part of their compensation;

      .     appraisal and credit report fees;

      . office and administrative expenses including rent/lease payments on 6 office spaces (including the Cashline lease);

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

      .     interest, depreciation and franchise amortization expenses

      Current Financing Needs for Expansion Plans

      Although the Company believes that it will have sufficient cash flows from operations to meet operating expenses, it will require additional cash to integrate its Cashline operations and proceed with its expansion plans. It believes that the current private placement, an agreement with a private investor and the cash infusion from Mr. Williams will be sufficient to provide for any operating deficit it may incur as well as provide for current expansion plans.

      Seasonal Aspects

      The Company realizes less revenues in general in the winter months when the real estate market is slower especially just prior to Christmas.

Trends/Uncertainties/Risk Factors Affecting Continuing Operations
------------------------------------------------------------------

      Limited Operating History -Losses from Operations

      The operating subsidiaries of the Company have relatively short operating histories upon which to judge their progress and potential profitability. The Company has operated as a consolidated entity for 15 months and incurred losses of over $3.7 Million during that time. The Company's future must be considered in light of the many risks and uncertainties, expenses and difficulties encountered by businesses in the early stages of expansion. The Company must be able to implement and successfully execute its business and marketing strategy, develop and offer quality services for its franchises at a competitive price, provide effective support to its franchisees, develop and implement effective internal business and financial systems controls, respond to competitive developments in the real estate industry, respond to the effects of changes in the economy including rising interest rates or inflation, and attract and retain qualified personnel.

      Need for Additional Financing for Expansion

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

      Uncertainty of Market Share

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

      Competition

      Competition in the real estate franchising, mortgage origination, and insurance industries is intense and each of these industries includes large well-established firms and companies, banks and other financing institutions, and specialized service companies. Most of these competitors are substantially larger than the Company with greater expertise and name recognition and substantially greater financial, personnel, marketing and other resources than the Company. In addition, these competitors have obtained a large and loyal customers base and have achieved significant brand name recognition for their services, franchises and marketing networks. The Company will also compete with local businesses in each locale into which it decides to expand franchise operations. Small, local competitors could provide significant competition because they have achieved name recognition, customer base, and reputation within their locale.

      Conflicts of Interest

      Each of the Company's officers and directors have other interests to which they devote a significant portion of their time. Leslie Pearson has a legal practice, as does Greg Miller; Leslie devotes approximately 30% of her time to the Company's business and Greg, 50%. David O. Thomas owns his own independent Why USA franchises to which he devotes a majority of his time. Although Donald Riesterer intends to devote a majority of his time to the Company, he has numerous business interests which he manages including an
affiliate, Northwest Financial Group, Inc.   Northwest Financial Group
historically directly competed with the Company for business although in April 2000, the entity ceased business operations which would be considered competitive with the Company. Mr. Riesterer (and/or affiliates of Mr. Riesterer) also owns several office complexes some of which the Company rents or leases. In the past this has worked to the advantage of the Company as the Company has been allowed to accrue rent, interest free, when it is necessary or deemed in its best interest to do so. There can be no assurance, however, that if a conflict of interest arose between the Company and any one its directors that it would be resolved in favor of the Company.

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


                   PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None

ITEM 2 - CHANGES IN SECURITIES

      During the Company's first quarter, the following unregistered shares were issued:

Private placement
-----------------

      In January of 2001 the Company commenced a private placement of up to 3,000,000 Units at $1.00 per Unit for aggregate proceeds of up to $3,000,000. Each Unit is comprised of one restricted share and one warrant to purchase a restricted share for $1.00, exercisable for three years from date of issuance. The Company is offering the units only to a limited number of "accredited investors" and not more than 35 "sophisticated" investors. The Company is relying on the exemptions from registration provided under Sections 4(2) and
Section 3(b) Regulation D, Rule 506 in the offer and sale of the Units in the private placement. The Company believes it is entitled to rely on the Regulation D, Rule 506 exemption because it is not using any form of advertising in the offer of the units nor is it publicly soliciting investors who were largely individuals or entities with a business or personal association with management. The Company believes that the investors: (1) have access to and have been provided with information regarding the Company as set forth in the Company's various filings with the SEC as well as additional information; (2) are aware that the securities are not being registered under US securities laws; (3) are acquiring the securities for his/her own account for investment purposes only; (4) understand that the securities may need to be held indefinitely unless registered or unless an exemption from registration applies to a proposed disposition; (5) are "accredited" and/or "sophisticated" having sufficient knowledge of Company and sufficient investment experience to make investment decisions, and (6) are aware that only a limited public market exists on the securities which are considered a "penny stock". The Company is paying no commissions on sales of the Units. The Company sold Units to a total of 11 investors during its first quarter, all of whom are accredited, for proceeds of $132,662; 20,000 of the Units were sold at a discount for $.75 each.

Shares issued in Cashline and Alliance West Transactions
--------------------------------------------------------

      The Company issued an aggregate of 1,145,486 of its common shares to Northwest Investment Trust, a company controlled by Don Riesterer, the Company's Chairman of the Board Directors. 600,000 shares were issued as part of an Acquisition Agreement entered into between the Company, and the four shareholders of Cashline in early February 2001; the balance were issued as part of two separate Assignment and Assumption Agreements between Northwest Investment Trust and the Company regarding Northwest Investment Trust's unrecovered investment in Cashline (296,384 shares) and Alliance West (249,102 shares). The shares were issued at a value of $1.00 per share and satisfied Northwest Investment Trust's unrecovered investment in the two mortgage
companies.   The Company relied on Section 4(2) in the issuance of the shares as a "transaction not involving a public offering."

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits

Exhibit No.          Description                                    Location
----------           ------------                                   ---------

    2.1              Reorganization between the Black Butte             (1)
                       Petroleum, Inc. and Triam Ltd. dated
                       March 23, 1983
    2.2              Acquisition Agreement between Triam Ltd            (1)
                       and Northwest Financial Ltd., dated
                       December 16, 1999
    2.3              Acquisition Agreement Addendum, dated
                       December 20, 1999                                (1)
    2.4              Stock Purchase Agreement dated September
                       24, 1999 between Northwest Financial
                       Group, Inc.,WHY USA NA, and
                       its selling shareholders                         (1)
    2.5              Addendum to Stock Purchase Agreement,
                       dated December 30, 1999 including Assignment (1) to Donald Riesterer
    2.6              Share Exchange Agreement - Cashline
                       transaction, dated February 8, 2001              (3)
    3.1.1            Articles of Triam Ltd., dated January 6, 1983      (1)
    3.1.2            Amendment to Articles of Incorporation,
                       March 4, 1983                                    (1)
    3.1.3            Amendment to Articles of Incorporation,
                       filed March 29,1983                              (1)
    3.1.4            Articles of Merger, filed on November 9, 1999      (1)
    3.1.5            Amendment to Articles of Incorporation,
                       Jan. 10, 2000                                    (1)
    3.2              Bylaws                                             (1)
    10.1.1           Sample Franchise Agreement                         (1)
    10.1.2           Updated Sample Franchise Agreement                 (4)
    10.2.1           Sub-Lease on Menomonie Property                    (1)
    10.2.2           Updated Lease on Menomonie Property(10/27/00)      (4)
    10.3.            Donald Riesterer - Note for $500,000               (1)
    10.4.            Donald Riesterer - Note for $850,000               (1)
    10.5             Mainstreet Agreement, August 1992                  (2)
    10.6             Diane Butts Agreement, April 28, 1998              (2)
    10.7             Erks Agreement, Nov. 17, 1998                      (2)
    10.8             Jarvis Agreement, April 30, 1998                   (2)
    10.9             Regional Sales Representation Agreements
                       Hansen and VanZandt including amendments         (2)
    10.10            Regional Director Agreement- Cosma, Dec. 1, 2000   (4)
    10.11            Employment Agreement - Diane Butts, Sept. 25, 2000 (4)
    10.12            Purchase Agreement - WHY USA Advantage Realty
                       and Diane Butts, Sept. 25. 2000                  (4)
    10.13            Lease - Advantage Realty                           (4)
    10.14            New extended and combined Note for Donald
                       Riesterer for $1,350,000                         (4)
    10.15            Option Plan                                        (4)

    10.16            Sample Option Agreement                            (4)
    10.17            Assignment and Assumption Agreement between
                      Northwest Investment Trust and the Company
                      Re: Cashline                                      (4)
    10.18            Assignment and Assumption Agreement between
                      Northwest Investment Trust and the Company
                      Re: Alliance West                                 (4)
    10.19            Franchise Purchase Agreement, dated March 31, 2001 (4)
    10.20            Cashline Lease                                      *
    99.1             Press Release                                      (4)
    99.2             Press Release                                      (4)

(1) Filed with the Company's initial Filing on Form 10-SB on May 10, 2000.
(2) Filed with the Company's Form 10-SB/A No. 1 on August 28, 2000
(3) Filed with the Company's Report on 8-K dated February 20, 2000
(4) Filed with the Company's Annual Report on 10K on April 16,2001
 *  Filed herewith

         (B) Reports on Form 8-K
             --------------------

         The Company filed one report on 8-K subsequent to its year end on February 21, 2001, reporting on its acquisition of Cashline under Items 2 and 7.

                           SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WHY USA FINANCIAL GROUP, INC.

          05/18/01                   /s/ Donald Riesterer
Dated:   _______________         By: _______________________
                                     Donald Riesterer
                                     Chairman of the Board


          5/18/00                    /s/ Leslie M. Pearson
Dated:  ________________         By: _______________________
                                     Leslie M. Pearson
                                     Secretary and Treasurer
                                     Director
                                     Chief Financial Officer