Form 10QSB
period 2001-06-30
WHY USA FINANCIAL GROUP INC
filed 2001-08-14
CIK 1113450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                         Commission File Number 0-30601

                          WHY USA FINANCIAL GROUP, INC.
         (Exact name of the small business as specified in its charter)

                               8301 Creekside #101
                              Bloomington, MN 55437
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (952) 841-7050
              (Registrant's telephone number, including area code)

            Nevada                                       87-0390603
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES {X} NO { }, and (2) had been subject to such filing requirements for the past 90 days.
YES {X} NO { }

The number of shares outstanding of the Registrant's Common Stock, 0.001 par value, as of June 30, 2001 was 35,052,915.

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This quarterly report on Form 1O-QSB contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation to update this information or to reflect events or circumstances after the date of this report. Factors that may cause such differences include, but are not limited to, the Company's limited operating history and variability of operating results, expectation of future losses, general risks associated with providing services in the real estate and mortgage lending industries, any failure of the Company to obtain additional working capital when needed, loss of key personnel, failure of the Company to operate profitably in the future, dependence on employees and commission agents to generate business, dependence on favorable lending interest rates and other general economic conditions, lack of market acceptance of the Company's services, failure to adequately protect intellectual property rights, inability to compete in the intensely competitive nature of the real estate and mortgage lending businesses, potential conflicts of interest of management, the ability to attract and retain qualified and effective personnel, management of the Company's growth in an effective manner, successful integration of acquired companies, dependence on key personnel, and dependence on a healthy national residential housing market. Such risk factors and uncertainties are set forth in more detail in the Company's Form 1OKSB report for the year ended December 31, 2000.

--------------------------------------------------------------------------------
                         PART 1. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS


                       WHY USA FINANCIAL GROUP, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (Unaudited
--------------------------------------------------------------------------------

                                                              JUNE 30,
                     ASSETS                                     2001
                                                             -----------
CURRENT ASSETS:
   CASH                                                      $    93,577
   ACCOUNTS RECEIVABLE - NET                                     177,095
   MORTGAGE LOANS HELD FOR RESALE                                247,900
                                                             -----------
                                     TOTAL CURRENT ASSETS        518,572

PROPERTY AND EQUIPMENT, NET                                      275,810

FRANCHISE ACQUISITION COSTS - NET                              2,092,068

OTHER ASSETS:
   DEPOSITS & OTHER                                               67,665
   EQUITY IN REAL ESTATE                                         369,815
                                                             -----------
                                             TOTAL ASSETS    $ 3,323,930
                                                             ===========

            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                          $   326,021
   ACCRUED EXPENSES                                               68,901
   DUE TO AFFILIATES                                              86,977
   BANK LOANS & NOTES                                            318,527
                                                             -----------
                                TOTAL CURRENT LIABILITIES        800,426

LONG TERM LIABILITIES:
   LONG TERM PORTION OF ARIZONA NOTE                             250,000
   ACQUISITION RELATED LIABILITIES AND NOTES                     234,694
   ACQUISITION LIABILITY PAYABLE IN STOCK                        516,534
                                                             -----------
                              TOTAL LONG TERM LIABILITIES      1,001,228


STOCKHOLDERS' EQUITY:

   PREFERRED STOCK: no par value, authorized 50,000,000,
     no shares issued and outstanding                                 --

   COMMON STOCK: $.001 par Value, authorized 250,000,000,
     35,052,915 issued and outstanding as of June 30, 2001        35,053

                               ADDITIONAL PAID-IN CAPITAL      5,729,282
                                      ACCUMULATED DEFICIT     (4,242,059)
                                                             -----------
                               TOTAL STOCKHOLDERS' EQUITY      1,522,276
                                                             -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 3,323,930
                                                             ===========

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          WHY USA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                  2001            2000            2001            2000
                                                             ------------------------------------------------------------
REVENUE:
    MORTGAGE LENDING SERVICES                                $    629,368    $    156,430    $    836,354    $    323,505
    REAL ESTATE FRANCHISE SALES AND SERVICES                      260,529         127,030         365,982         205,006
                                                             ------------------------------------------------------------
                                             TOTAL REVENUE        889,897         283,460       1,202,336         528,511
OPERATING EXPENSES:
    DIRECT COST OF SERVICES
       MORTGAGE LENDING                                           255,648         122,173         332,906         271,108
       REAL ESTATE FRANCHISING                                     25,110          15,272          77,983          47,452
    GENERAL AND ADMINISTRATIVE                                    688,319         160,267       1,086,708         726,042
    SALES AND MARKETING COSTS                                      71,204          79,080         151,201         131,951
    DEPRECIATION                                                    8,792           1,821          13,256           2,908
    AMORTIZATION OF GOODWILL AND COSTS
     RELATED TO ACQUISITIONS                                      513,530          41,762         558,765          83,316
                                                             ------------------------------------------------------------
                                                                1,562,603         420,375       2,220,819       1,262,777

                                      LOSS FROM OPERATIONS       (672,706)       (136,915)     (1,018,483)       (734,266)

    INTEREST INCOME-NET                                             2,159           5,011           3,189           5,333

(INCOME TAXES) BENEFIT - OPERATIONS                                    --              --              --           3,000

                                                             ------------------------------------------------------------
       NET LOSS                                              $   (670,547)   $   (131,904)   $ (1,015,294)   $   (725,933)
                                                          ===============================================================

                                                             ------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                            34,497,640      31,550,000      33,396,725      31,550,000
                                                          ===============================================================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                  $      (0.02)   $      (0.00)   $      (0.03)   $      (0.02)
                                                          ===============================================================

                          WHY USA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  Six Months Ended
                                                                              June 30,        June 30,
                                                                                2001           2000
                                                                            -----------    -----------
Cash Flows from (used in) Operating Activities:
  Net income (loss) from continuing operations                              $(1,015,294)   $  (393,068)
  Adjustments to reconcile net income to net cash flow
    Provision for depreciation and amoritization                                102,687         86,224
    Deferred tax benefit                                                                        (3,000)
    Common stock issued for compensation and goodwill expensed                  627,667         57,135
                                                                            -----------    -----------
    Increase (decrease) in Cash Flow from continuing Operating Activities      (284,940)      (252,709)
  Changes in Operating Assets and Liabilities:
  Net increase (decrease) in current assets                                     166,145       (468,332)
  Net increase (decrease) in current liabilities                                (74,320)         3,372
                                                                            -----------    -----------
    Total Change to Operating Assets and Liabilities                             91,825       (464,960)
                                                                            -----------    -----------
             Net Cash (Used in) Operations                                     (193,115)      (717,669)

Cash Flows Provided By (Used in) Investing Activities:
  Capital expenditures                                                           (1,662)       (60,605)
  Investment in preferred stock                                                               (100,000)
                                                                            -----------    -----------
             Net Cash (Used in) Investing Activities:                            (1,662)      (160,605)

Cash Flows Provided by ( Used in ) Financial Activities:
  Net proceeds of common stock sold                                             232,561      1,108,199
  Advances from Northwest Financial Group, Inc.                                  67,189        148,157
  Notes and loan payments                                                       (31,500)       (26,400)
                                                                            -----------    -----------

             Net Cash provided by Financing Activities                          268,250      1,229,956

Net Increase (Decrease) in Cash and Cash Equivalents                             73,473        351,682

Cash and Cash Equivalents at Beginning of Period                                 20,104             --
                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $    93,577    $   351,682
                                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of presentation

         The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management of the Company are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the Company's audited financial statements included in its Form 1O-KSB report for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2001

2.       Principles of consolidation

         These condensed consolidated financial statements include the accounts of WHY USA Financial Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

3.       Net loss per share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding excluding contingently issuable shares and diluted net loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential shares outstanding. As a result of the losses incurred by the Company for all periods of this report, all potential common shares were anti-dilutive and thus excluded from the diluted net loss per share calculations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

         The Company was formed in 1980 as a Utah corporation under a former name, and in 1983 it reorganized as a Nevada corporation incident to a merger. The initial business pursuits of the Company were unsuccessful, and it did not engage in any active business operations from 1990 until 1999. In December 1999, the Company merged with Northwest Financial Ltd., a Minnesota corporation, in a reverse acquisition, after which the principals of Northwest Financial acquired control of the Company. Northwest Financial was an operating private company, which provided both mortgage broker services and real estate franchise programs. The Company also acquired its current name incident to this reverse merger, and maintained its Nevada corporate status.

         The Company derives its revenues primarily from mortgage origination fees and franchise sales and royalty fees associated with the mortgage lending and real estate franchising operations of the Company. Mortgage lending services are conducted through offices of the Company located in Minneapolis, MN and Phoenix AZ, and a telemarketing call center located in northern Minnesota. The Company's "WHY USA" real estate franchise program is conducted from a central office located in Wisconsin. The Company currently has 84 franchisees offering real estate services under our WHY USA brand name. The Company also acquired two real estate businesses from former WHY USA franchisees, one in Wisconsin and one in Arizona, both of which are now operated directly by the Company.

         The Company has a limited operating history upon which investors may evaluate its business and prospects. Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of June 30, 2001 had an accumulated deficit of approximately $4.2 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial services, strategic acquisitions or alliances, and expanded operations to support larger-scale business operations. As a result, the Company expects to continue incurring losses for the remainder of this year. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate cash from operations in the future.

         The Company's prospects must also be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, the Company must, among other things, maintain existing and develop new relationships with mortgage lenders, real estate brokers and franchisees, and potential residential customers in the general public; implement and successfully execute its business and marketing strategy; continue to develop and upgrade transaction-processing systems; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance the Company will be successful in addressing such risks, and the failure to do so would seriously harm the Company's business, financial condition, and results of operations. The Company's current and future expense levels are based on its planned operations and estimates of future revenues. Revenue and operating results generally depend upon the volume and timing of mortgages originated and real estate closings completed, which are rather difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls. Any significant shortfall of revenue would have an immediate adverse effect on the Company's business. In view of the changing nature of both the financial services industry and the overall national economy, the Company is unable to accurately forecast its revenue. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.


Results of Operations
---------------------

         Revenue increased to $1,202,336 for the six months ended June 30, 2001 from $528,511 for the comparable six-month period of 2000. This 127% revenue increase was due to substantial increased mortgage originations and real estate franchise transactions and fees.

         Direct Cost of Services increased to $410,889 in the six months ended June 30,2001 from $318,560 in the six months ended June 30, 2000, which increase was attributable to increased revenue levels. Gross margin as determined by deducting the direct cost of services from total revenues, increased from approximately 40% in the six months ended June 30, 2000 to 66% for the comparable six months of 2001. This gross margin increase was attributable to economies of scale from increased revenues.

         Sales and marketing costs remained relatively stable when comparing the first six months of 2001 to the comparable period of 2000. General and administrative expenses increased to $1,086,708 in the six months ended June 30, 2001 from $726,084 during the comparable six months of 2000, which 50% increase was due primarily to increased revenues.

         Amortization of goodwill and acquisition costs increased significantly from $83,316 in the six months ended June 30, 2000 to $558,765 for the comparable six months of 2001, which increase is due to acquisitions made by the Company during 2001.

         Net loss of $1,015,294 for the six months ended June 30, 2001 increased from a net loss of $725,933 for the six months ended June 30, 2000. This increased net loss of

$289,361 for the 2001 six-month period was attributable primarily to increased acquisition amortization costs.


Liquidity and Capital Resources
------------------------------

         Our liquidity is very limited. As of June 30, 2001, we had a negative working capital of $(281,854) and $93,577 of cash. Since inception of our current mortgage brokerage and real estate franchising operations, we have funded our development, acquisitions and ongoing operations through private placements of our common stock along with advances to us from affiliated persons. We most likely will need to raise additional capital from sales of our equity securities to support our current operations and planned expansion activities. If we cannot raise additional funds through one or more sources, we would need to scale back our planned operations significantly. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

         Net cash used in our operating activities for the six months ended June 30, 2001 was $193,115 compared to $717,669 for the comparable period of 2000. This decrease in cash used in operating activities is attributable primarily to the increase in mortgage loans held for resale. Net cash used in our investment activities for the six months ended June 30, 2001 was $1,662 compared to $160,605 for the comparable six months of 2000, due to our only incurring a small amount of capital expenditures in the 2001 period.

         Net cash provided by financing activities for the six months ended June 30, 2001 was $268,250 compared to $1,229,956 for the comparable six months of 2000. The significantly larger cash provided by financing activities during the first six months of 2000 was due primarily to our much greater sales of private placement common stock then compared to the first six months of 2001.


Impact of Inflation
-------------------

         Inflation has not had any effect on the development or operations of the company since the inception of our current business in late 1999, and we do not believe inflation will have any material effect in the foreseeable future. Any future significant increase in inflation, however, would most likely adversely affect our business, particularly due to typical increasing interest rates related to financing residential mortgage and real estate transactions.


Seasonality
-----------

         The Company's business is materially seasonal in nature, since there is a general national decrease in residential real estate transactions during the winter months.

Income Taxes
------------

         Due to its continuing net losses, the company paid no income taxes in any reported period. As of June 30, 2001, the Company had approximately $4.2 million of net operating loss carryforwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Due to acquisitions, the Company's ability to benefit from net operating loss carryforward may be limited materially.

--------------------------------------------------------------------------------
                           Part II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2. CHANGES IN SECURITIES

         (a) In April 2001, the Company sold 200,000 common shares to an accredited private investor for $ 100,000.
         (b) In June, 2001, the company issued 730,000 common shares to four accredited investors incident to an acquisition from them of two affiliated mortgage brokers, which acquisition is described in the Form 8-K filed by the Company on June 15, 2001.

         The foregoing transactions were exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. The recipients of Securities in these transactions represented their intentions to acquire the Securities for investment only and not with a view to sell in connection with any distribution thereof, and appropriate restrictive legends were affixed to the securities issued in these transactions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - NONE

         (b) Reports on Form 8-K. The Company filed one current report on Form 8-K during the quarter ended June 30, 2001, which was filed on June 15, 2001. This report referred to the company's acquisition on June 1, 2001 of two Arizona companies engaged in retail mortgage lending and originations primarily in the Phoenix Arizona vicinity.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001                   WHY USA FINANCIAL GROUP, INC.

                                        By /s/ Donald Riesterer
                                        -----------------------
                                               Donald Riesterer
                                               Chairman of the Board

                                        And /s/ Leslie M. Pearson
                                        -------------------------
                                                Leslie M. Pearson
                                                Chief Financial Officer