Form 10QSB
period 2001-09-30
WHY USA FINANCIAL GROUP INC
filed 2001-11-13
CIK 1113450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock, 0.001 par value, as of September 30, 2001 was 35,352,915.

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

--------------------------------------------------------------------------------
                         PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS


                          WHY USA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                             SEPTEMBER 30
                     ASSETS                                      2001
                                                             -----------
CURRENT ASSETS:
   CASH                                                      $    89,470
   ACCOUNTS RECEIVABLE - NET                                     102,665
   MORTGAGE LOANS HELD FOR RESALE                                247,900
                                                             -----------
                                     TOTAL CURRENT ASSETS        440,035

PROPERTY AND EQUIPMENT, NET                                      276,688

FRANCHISE ACQUISITION COSTS - NET                              2,043,001

OTHER ASSETS:
   DEPOSITS & OTHER                                               45,240
   EQUITY IN REAL ESTATE                                         304,098
                                                             -----------
                                             TOTAL ASSETS    $ 3,109,062
                                                             ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                          $   351,625
   ACCRUED EXPENSES                                               39,284
   DUE TO AFFILIATES                                             103,500
   BANK LOANS & NOTES & CURRENT PORTION OF CAPITAL LEASE         302,103
                                                             -----------
                                TOTAL CURRENT LIABILITIES        796,512

LONG TERM LIABILITIES:
   FRANCHISE ACQUISITION NOTE                                    250,000
   ACQUISITION RELATED LIABILITIES                               263,394
   ACQUISITION LIABILITY PAYABLE IN STOCK                        469,334
   CAPITAL LEASE - LONG TERM PORTION                              30,240
                                                             -----------
                              TOTAL LONG TERM LIABILITIES      1,012,968


STOCKHOLDERS' EQUITY:
   PREFERRED STOCK: no par value, authorized 50,000,000,
     no shares issued and outstanding                                 --
   COMMON STOCK: $.001 par value, authorized 250,000,000,
     35,352,915 issued and outstanding as of
     September 30, 2001                                           35,352
                               ADDITIONAL PAID-IN CAPITAL      5,828,983
                                      ACCUMULATED DEFICIT     (4,564,753)
                                                             -----------
                               TOTAL STOCKHOLDERS' EQUITY      1,299,582
                                                             -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 3,109,062
                                                             ===========

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          WHY USA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30
                                                        2001            2000            2001            2000
                                                   ------------------------------------------------------------
REVENUE:
    Mortgage lending services                      $    752,030    $    188,171    $  1,490,488    $    511,676
    Real estate franchise sales and services            226,818         149,413         690,737         354,338
                                                  -------------------------------------------------------------
       TOTAL REVENUE                                    978,848         337,584       2,181,225         866,014


OPERATING EXPENSES:
    Direct Cost of Services
       Mortgage lending                                 324,033         152,539         655,943         423,682
       Real estate franchising                           12,803           7,752          90,787          39,737
    General and administrative                          775,696         326,159       1,636,393       1,101,658
    Sales and marketing costs                            55,661          73,552         208,213         171,479
    Depreciation                                          9,422           3,235          22,677           6,142
    Amortization of goodwill and costs
     related to acquisitions                            108,380          45,929         892,840         129,245
                                                  -------------------------------------------------------------
                                                      1,285,995         609,166       3,506,853       1,871,943

LOSS FROM OPERATIONS                                   (307,147)       (271,582)     (1,325,628)     (1,005,929)

    INTEREST INCOME (EXPENSE) NET                       (15,550)         12,705         (12,360)         18,119

(INCOME TAXES) BENEFIT - OPERATIONS                          --              --              --           3,000

                                                  -------------------------------------------------------------
       NET LOSS                                    $   (322,697)   $   (258,877)   $ (1,337,988)   $   (984,810)
                                                  =============================================================

                                                  -------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                  35,150,000      32,671,195      35,050,000      32,160,222
                                                  =============================================================

                                                  -------------------------------------------------------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE        $      (0.01)   $      (0.01)   $      (0.04)   $      (0.03)
                                                  =============================================================

                          WHY USA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  Nine Months Ended
                                                                             -----------------------------
                                                                             September 30     September 30
                                                                                 2001             2000
                                                                             ------------     ------------
Cash Flows from (used in) Operating Activities:
  Net income (loss) from continuing operations                               $ (1,337,988)    $   (984,810)
  Adjustments to reconcile net income to net cash flow
    Provision for depreciation and amortization                                   161,174          135,387
    Deferred tax benefit                                                               --           (3,000)
    Common stock issued for compensation and goodwill expensed                    627,667          390,000
                                                                             ------------     ------------
    Increase (decrease) in Cash Flow from continuing Operating Activities        (549,147)        (462,423)

Changes in Operating Assets and Liabilities:
  Net (decrease) in current assets                                                (23,947)        (626,854)
  Net increase (decrease) in current liabilities                                  248,430           33,129
                                                                             ------------     ------------
    Total Change to Operating Assets and Liabilities                              218,590         (593,725)
                                                                             ------------     ------------
             Net Cash (Used in) Operations                                       (330,557)      (1,056,148)

Cash Flows Provided by (Used in) Investing Activities:
  Cash of purchased entities-acquired via common stock                             16,429               --
  Capital expenditures                                                            (11,963)        (115,936)
  Investment in preferred stock                                                        --         (100,000)
                                                                             ------------     ------------
             Net Cash (Used in) Investing Activities                                4,466         (215,936)

Cash Flows Provided by (Used in) Financial Activities:
  Net proceeds of common stock sold                                               332,561        1,421,091
  Advances from Northwest Financial Group, Inc.                                    48,000           52,228
  Notes and loan payments                                                         (54,470)         (26,400)
                                                                             ------------     ------------
             Net Cash provided by Financing Activities                            326,091        1,446,919

Net Increase in Cash and Cash Equivalents                                          69,366          174,835

Cash and Cash Equivalents at Beginning of Period                                   20,104               --
                                                                             ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     89,470     $    174,835
                                                                             ============     ============

See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management of the Company are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the Company's audited financial statements included in its Form 1O-KSB report for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2001.

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

     The Company has a limited operating history upon which investors may evaluate its business and prospects. Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of September 30, 2001 had an accumulated deficit of approximately $4.56 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial services, strategic acquisitions or alliances, and expanded operations to support larger-scale business operations. As a result, the Company expects to continue incurring losses for the remainder of this year. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate cash from operations in the future.

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

Results of Operations

     Revenue increased to $2,181,225 for the nine months ended September 30, 2001 from $866,014 for the comparable nine-month period of 2000. This 152% revenue increase was due to substantial increased mortgage originations and real estate franchise transactions and fees.

     Direct Cost of Services increased to $746,730 in the nine months ended September 30, 2001 from $463,419 in the nine months ended September 30, 2000, which increase was attributable to increased revenue levels.

     Gross margin, as determined by deducting the direct cost of services from total revenues, increased from approximately 46% in the nine months ended September 30, 2000 to 66% for the comparable nine months of 2001. This gross margin increase was attributable primarily to economies of scale from increased revenues.

     Sales and marketing costs increased slightly when comparing the first nine months of 2001 to the comparable period of 2000. General and administrative expenses increased to $1,636,393 in the nine months ended September 30, 2001 from $1,101,658 during the comparable nine months of 2000, which 49% increase was due primarily to increased revenues.

     Amortization of goodwill and acquisition costs increased significantly from $129,245 in the nine months ended September 30, 2000 to $892,840 for the comparable nine months of 2001, which increase is due to acquisitions made by the Company during 2001.

     Net loss of $1,337,988 for the nine months ended September 30, 2001 increased from a net loss of $984,810 for the nine months ended September 30, 2000. This increased the loss of $353,178 for the 2001 nine-month period was attributable primarily to increased acquisition amortization costs.


Liquidity and Capital Resources

     Our liquidity is very limited. As of September 30, 2001, we had a negative working capital of $(356,477) and $89,470 of cash. Since inception of our current mortgage brokerage and real estate franchising operations, we have funded our development, acquisitions and ongoing operations through private placements of our common stock along with advances to us from affiliated persons. We most likely will need to raise additional capital from sales of our equity securities to support our current operations and planned expansion activities. If we cannot raise additional funds through one or more sources, we would need to scale back our planned operations significantly. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

     Net cash used in our operating activities for the nine months ended September 30, 2001 was $330,557 compared to $1,056,148 for the comparable period of 2000 which decrease was attributable primarily to the increase in mortgage loans held for resale and other current assets.

     Net cash provided by investment activities for the nine months ended September 30, 2001 was $4,466 compared to net cash used by investing activities for the comparable nine months of 2000 of $215,936, which difference was attributable to considerable higher capital expenditures in 2000 and to cash acquired incident to an acquisition in 2001.

     Net cash provided by financing activities for the nine months ended September 30, 2001 was $326,091 compared to $1,446,919 for the comparable nine months of 2000. The much larger cash provided in 2000 was due to greater sales of private placement common stock than in 2001.


Impact of Inflation

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


Income Taxes

     Due to its continuing net losses, the Company paid no income taxes in any reported period. As of September 30, 2001, the Company had approximately $4.56 million of net operating loss carryforwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Due to acquisitions, the Company's ability to benefit from net operating loss carryforward may be limited materially.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2. CHANGES IN SECURITIES

         In July-August 2001 the Registrant sold 300,000 common shares to an accredited private investor for $100,000. This transaction was exempt from registration in reliance upon section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The recipient of shares in this transaction represented his intention to acquire these shares for investment only and not with a view to sell in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the certificate issued in this transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits - None
         (b) Reports on Form 8-K. The registrant filed one current report on Form 8-K during the quarter ended September 30, 2001, which was dated August 28, 2001. This report referred to the Registrant's entering into a definitive business combination on August 14, 2001 to acquire Innovative Financial Systems, Inc. a South Dakota corporation providing financial services primarily in the upper Midwest.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2001                 WHY USA FINANCIAL GROUP, INC.


                                        By  /s/ Donald Riesterer
                                           ---------------------------------
                                                Donald Riesterer
                                                Chairman of the Board

                                        And /s/ Leslie M. Pearson
                                            --------------------------------
                                                Leslie M. Pearson
                                                Chief Financial Officer