Form 10KSB40
period 2001-12-31
WHY USA FINANCIAL GROUP INC
filed 2002-04-01
CIK 1113450

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to__________.

                        Commission file number 000-30601

                          WHY USA FINANCIAL GROUP, INC.
                 (Name of small business issuer in its charter)

             NEVADA                               80-0040096
   (State or other jurisdiction of     (IRS Employer Identification No.)
   incorporation or organization)

             8301 CREEKSIDE, UNIT 101, BLOOMINGTON, MINNESOTA 55437
               (Address of principal executive offices) (Zip code)

                    Issuer's telephone number: (952) 841-7050


          Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

          Securities registered under Section 12(g) of the Exchange Act:

                   COMMON STOCK - PAR VALUE: $0.001 PER SHARE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $ 3,046,495

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices per share on March 10, 2002 was approximately $11,300,000.

As of March 10, 2002, the issuer had outstanding approximately 37,517,903 shares of its common stock, $0.001 par value.

      SAFE HARBOR STATEMENT REGARDING FORWARD LOOKING STATEMENTS UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


          This annual report on Form 10-KSB contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the Company's limited business history, variability of operating results, uncertainty of future profits, general risks associated with providing services in the real estate and mortgage lending industries, failure or inability of the Company to obtain additional working capital financing when needed, management of the Company's growth in an effective manner, and the following more specific risk factors:

     * The Company's operations are periodically affected substantially by changes in general economic conditions, particularly those involving material fluctuations in interest rates or tightening in the availability of funding from financial institutions.

     * The Company's business is dependent substantially upon favorable interest rates and continuing healthy conditions in new and used residential sales and purchases and refinancing thereof, both nationally and locally in areas served by the Company.

     * The Company's real estate franchising operations are dependent upon the results of its independent franchisees over whom the Company has no direct control, and upon the ability of the Company to keep its franchisees properly trained and motivated to actively conduct residential sales and purchases in their respective franchise territories.

     * The Company's future financial condition and success will depend substantially upon its ability to obtain a substantial and growing share of real estate and mortgage business in areas where it operates, and also upon the Company being able to increase its franchise network materially. There is no assurance that the Company's real estate franchising or mortgage financing services or its various marketing concepts will achieve the market acceptance from prospective franchisees and homeowners to become successful.

     * Competition in the real estate franchising and mortgage financing industries is intense, and each of these industries includes many large and well-established firms and companies, banks and other financing institutions, and specialized service companies, as well as innumerable small and medium competitors. Many of our competitors are substantially larger than our company and have significantly greater financial, personnel, marketing and other resources than those possessed by us. Moreover, many of our competitors already have obtained a significant customer base and achieved significant and widespread brand name recognition for their services, franchises and marketing networks. There is no assurance we will be able to compete effectively against our many competitors, or that we will be able to respond adequately to the various competitive factors characteristic of our industry. Moreover, we expect to encounter additional significant industry competitors which will emerge from time to time in the future.

     * Our directors, officers and other persons affiliated with our management as a group hold a majority percentage ownership of our outstanding common stock, and thus as a group they will be able to set and control our business policies and operations, including the ability to manage all operations, appoint all executive officers, determine all management salaries and other compensation, and elect all members of our Board of Directors.

     * Our future success is very dependent upon the experience and efforts of our management team and key operational personnel. The loss of services of one or more of our officers or other key employees could have a material adverse effect on our business and future prospects. We also will be very dependent upon our ability to attract and retain key management, marketing and operational personnel for our planned expansion and any inability to hire future qualified personnel would most likely have a material adverse effect on our business and prospects.

     * We regard our intellectual property, including our franchise program, our trademarks and tradenames, and our confidential Operations Manuals and trade secrets, as being particularly valuable to our current and future franchise business. We will rely upon general trademark and franchise laws, confidentiality agreements, and certain other matters to protect our intellectual property. There can be no assurance that the various steps taken by us to protect our proprietary intellectual property rights will be adequate or effective, or that third parties will not infringe on or misappropriate our proprietary rights.

     * Our business strategy and future expansion plans rely substantially on our ability to identify and acquire additional established mortgage or other financial service companies from time to time. There is no assurance we will succeed in making suitable and favorable acquisitions in the future or that we will be able to successfully manage any acquired businesses or integrate them effectively into our overall operations.


                               GENERAL INFORMATION
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction

         WHY USA Financial Group, Inc. (the "Company"), a Nevada corporation, is engaged in the business of providing real estate and mortgage financial services primarily for transactions involving sales, purchases or financing of residential properties. Our business is conducted through various wholly-owned subsidiaries which relate either to our mortgage brokerage business or to our WHY USA real estate franchise business. Our primary mission is to develop and provide professional residential real estate and mortgage financing services and support both to our network of franchise real estate brokers and their customers and to new home, used home and refinancing mortgage seekers dealing directly with our mortgage lending offices.

Background

         The Company was incorporated in Utah in 1980 and in 1983 was reorganized as a Nevada corporation. Prior to acquiring our real estate franchise subsidiary and our initial Minneapolis mortgage brokerage business in December 1999, the Company was an inactive public company under a former name with no assets, and had not been engaged in active operations for many years. During the 1980's the Company had been involved in various business activities including investing in oil and gas and other mining properties and dealing in precious coins and gemstones, which business ventures were unsuccessful and abandoned by 1990.

         The Company acquired both its real estate business, WHY USA North America, Inc. and its initial mortgage financing business, Northwest Financial LTD., through its 1999 reorganization merger. Incident to this merger, the former shareholders of these two subsidiaries acquired a substantial majority of the outstanding common stock of the Company through stock exchange and purchase transactions. This reorganization was effected as a reverse merger for financial statement and operational purposes, and WHY USA North America, Inc and Northwest Financial Ltd. became wholly-owned subsidiaries of the Company.

Acquisition Strategy and Transactions

         Since our reorganization was completed in late 1999,a deliberate and principal element of our business strategy has been to expand our business significantly through acquisitions of established businesses in our industry. We believe our acquisition strategy will enable us to become a national presence in our industry over the coming years, and will also provide considerable economies of scale in our operations due to material and instant increases in our revenue base whenever we complete an acquisition. Moreover, we believe we will be able to access more favorable terms from financial institutions providing our mortgage funding as our lending transactions increase form acquisitions.

         During 2001, we conducted a number of acquisition transactions including i) completion of acquisitions of three Arizona mortgage lending companies, ii) abandonment of two transactions to acquire affiliated financial services companies located in Minnesota and South Dakota, and iii) negotiating to acquire a significant Minneapolis mortgage lender which was completed by us in early 2002. This acquisition activity is described as follows:

         AMERICA'S CASHLINE CORPORATION ("Cashline") - In February 2001 we acquired all of the outstanding capital stock of Cashline, which conducted business from Scottsdale, AZ primarily dealing with subprime mortgage lending transactions. Consideration given by us to acquire Cashline consisted of 600,000 shares of our common stock and cash in the amount of approximately $500,000. By the summer of 2001, it became clear to us that this Cashline acquisition was a serious mistake which had resulted in a substantial loss to us, that the former owners of Cashline had misrepresented its business and financial position significantly, and that Cashline was basically insolvent. Accordingly, we terminated any further business operations or activities of Cashline.

         VALLEY FINANCIAL AND MORTGAGEBANC - In June, 2001 we acquired two affiliated Arizona mortgage lenders, Valley Financial Funding LLC (" Valley") and First National MortgageBanc, LLC ("MortgageBanc"), which are actively engaged in residential mortgage lending and originations primarily in the Phoenix AZ vicinity. Assets acquired by us in this transaction include significant mortgage broker and banker licenses, leased office facilities in Arizona, considerable office furniture and equipment, and substantial goodwill related to the established and ongoing businesses of Valley and MortgageBanc.

Since this acquisition, we have consolidated the operations of Valley and MortgageBanc into one entity for operational and accounting purposes.

         We did not need any cash to acquire Valley and MortgageBanc. Rather they were acquired through stock exchange agreements whereby we issued an aggregate of 830,000 shares of our common stock for all of the outstanding capital stock of Valley and MortgageBanc, plus warrants to purchase up to 1,000,000 additional shares of our common stock until their expiration in June 2004 (200,000 at $1/share, 300,000 at $2/share, 200,000 at $3/share, 200,000 at
$4/share and 100,000 at $5/share). These share exchange agreements also contained an earnout provision based on future mortgage funding whereby the owners of Valley and MortgageBanc may receive a total of 335,000 additional common shares in 2001 and similar 335,000 common shares in 2002.

         Incident to securing the continued employment of the principal executive officers of Valley and MortgageBanc, we also issued stock options to them to purchase a total of 450,000 shares of our common stock at $1.00 per share, which vest periodically over 3 years and expire in 2011.

         Business conducted by us in Arizona through our Valley and MortgageBanc acquisitions constituted approximately 62% of our total mortgage lending revenues in 2001.

         INNOVATIVE FINANCIAL SYSTEMS - From July through October, 2001, we negotiated and entered into share exchange agreements to acquire all or most of the outstanding capital stock in two affiliated financial service companies, Innovative Financial Systems, Inc., a South Dakota corporation ("IFS-SD") and Innovative Financial Systems, Inc. a Minnesota corporation ("IFS-MN"). These affiliated companies are engaged in providing various financial services including check cashing and verification, ATM transactions and collection services. In order to purchase IFS-SD and IFS-MN, we would have been required to issue a total of 2,000,000 shares of our common stock plus considerable additional earnout shares based on future income. We also would have been required to issue substantial warrants and assume significant promissory note obligations incident to the IFS-MN transaction.

         After conducting substantial due diligence in late 2001 regarding these affiliated IFS companies, we were unable to obtain the information and documents we needed to determine effectively the operational status and financial condition of IFS-SD and IFS-MN. Accordingly, we allowed these IFS agreements to expire by their terms in 2001. We are no longer pursuing the acquisition of these IFS companies.

         DISCOVER MORTGAGE CORP. - From November 2001 through January 2002, we negotiated to acquire Discover Mortgage Corp ("Discover") a Minnesota corporation engaged in mortgage lending in the Minneapolis St. Paul metropolitan area and certain other regions of Minnesota and Wisconsin. Discover has its main office in suburban Minneapolis and three branch offices in Duluth MN, St. Cloud MN and LaCrosse WI. Discover has a broad mortgage origination business ranging from jumbo mortgages to prime borrowers to small difficult-to-place mortgages for subprime or nonconforming customers. Discover is a HUD approved mortgage broker which generated in excess of $150 million of loan originations in 2001, resulting in profitable revenues exceeding $2.8 million. When compared to 2000, revenues of Discover in 2001 increased approximately 100%.

         Consideration given by us for Discover was limited to equity without requiring any cash outlay from us for this acquisition. We agreed to issue two times the net worth of Discover as of December, 2001 based on a common share price of $.30 per share, which resulted in a total of 1,177,140 common shares. In addition, the former shareholders of

Discover are eligible to receive future "earnout" shares equal to 6.5 times the audited 2002 income of Discover based on $.50 per share.

         The agreement to acquire Discover was executed and closed in early February 2002, after which Discover became a wholly-owned subsidiary of our company. For accounting and operational purposes, the effective date of the Discover acquisition was January 1, 2002. We have entered into employment agreements to retain the services of the principal former owners and executive officers of Discover, and they continue to be in charge of conducting and providing mortgage lending services for Discover. They also have commenced integrating the personnel and operations of Northwest Financial, Ltd., our prior suburban Minneapolis Mortgage loan originator, into the structure and policies of Discover.

         Assets acquired by us incident to the Discover acquisition include active mortgage broker licenses, leased office facilities, considerable computer and other office equipment and furniture and substantial goodwill derived from the ongoing, profitable and growing business of Discover.

         Assuming on a pro forma basis that Discover had been owned by us during all of 2001, its revenues would have constituted approximately 49% of our total pro forma revenues.

WHY USA Franchise Program

         Through our WHY USA franchise system we offer independent real estate brokers and agents a unique proprietary real estate management and marketing program. Our WHY USA national franchise system, which is approved for selling in 41 states, was developed in the 1980's by an Arizona company. Its operations were moved to Wisconsin in the 1990's and we acquired this franchise program incident to our 1999 reorganization. This business is owned and operated by us under a wholly-owned subsidiary, WHY USA of North America, Inc. a Wisconsin corporation. Our WHY USA franchise operations are headquartered in Hudson, Wisconsin, which lies within the Minneapolis/St. Paul metropolitan region.

         The WHY USA franchise is available to all licensed real estate brokers and their agents, who must enter into a WHY USA Franchise Agreement in order to conduct business under the WHY USA name and proprietary operational system. WHY USA provides a unique, confidential plan of operating a real estate office, consisting of a number of successful listing, selling, marketing and management techniques developed over the years and supported by training programs, copyrighted marketing methods, and educational materials.

         The initial franchise fee for a WHY USA real estate office is $15,990 for a designated territory. Franchisees also pay ongoing transaction fees to us based on the lesser of $100 per transaction or 6% of commission revenues, providing they must pay at least a monthly minimum of $400. Transactions are defined as any closing or rental as a listing or selling agent, any referral or advance fee received from a client, and any consulting, assistance or material purchase fee related to leasing or selling property. The estimated initial investment to commence business as a WHY USA franchisee is around $45,000 including the initial franchise fee. We provide substantial initial and ongoing support to our franchisees including assistance with locating an office, provision of a confidential comprehensive Operations Manual, a training seminar for new franchisees, training and promotional videos and brochures, sample marketing materials, continuing advisory assistance regarding operations, supplemental marketing and advertising materials, and advice regarding Internet access capabilities and procedures.

         The basic WHY USA method for listing real property offers the selling owner two options, the first being a "for sale by owner" plan and the other being a full service listing of the property for a discounted commission of 5.9%. Under the for sale by owner option, the seller pays a flat fee of $990 for which the WHY USA franchise office provides signage, professional real estate forms, and general advice regarding the sale of the property. The full listing option also has a further option providing for an additional reduced commission by paying a set nonrefundable fee. The property owner also retains the right to sell the property to a friend, relative or acquaintance without paying anything more than the $990 flat fee amount.

         We currently have 71 WHY USA franchisees having a total of 81 WHY USA offices with about half located in Minnesota and nearby Midwestern states, a few in California and the rest spread across the country. We currently do not have a material presence in Eastern and Southern states, although our future marketing plan includes directing substantial efforts toward certain states such as Texas, Florida and Arizona. We estimate that our current franchisees include more than 750 licensed real estate agents who in the aggregate generate between 300 and 400 monthly real estate transactions.

         During 2001, we increased our active WHY USA franchise base from 61 to 71 active franchisees, an increase of approximately 16%. Our revenues from real estate franchise operations in 2001 constituted approximately 29% of our total revenues.

Mortgage Lending Services

         Our mortgage origination services are conducted from our wholly-owned subsidiaries in suburban Minneapolis and Phoenix. During 2001, mortgage origination revenues and fees constituted approximately 71% of our total revenues. We acquired Northwest Financial, Ltd. in December 1999 along with the acquisition of our WHY USA franchise subsidiary. Northwest Financial, Ltd. was incorporated in 1998, but did not commence active operations until 1999. Its primary mortgage financing operations from 1999 through 2001 have consisted of residential housing mortgage originations in Minnesota and Wisconsin. Our mortgage loan officers in Minnesota and Arizona typically act as brokerage agents and process their mortgage loan applications through one of a number of banking or other lending institutions which provide the actual funding. We normally pay for the credit report, property appraisal and processing expenses of the mortgage loan. We do not service any of the mortgage loans we originate.

         We believe that our mortgage loan services will assist us substantially to expand our WHY USA real estate franchises, since they give our franchisees another source of revenue and they enable our franchisees to provide additional valuable services to their clients. We intend to train and have a qualified mortgage loan originator in each of our WHY USA Franchisee offices, which we believe will assist us considerably in attracting new WHY USA franchisees as well as providing us with a continual significant source of mortgage loan origination fees. Loan originators will earn established fees based on the volume of loan originations which are successfully closed due to their efforts. Mortgages placed by us for customers of WHY USA franchisees also benefit their customers materially because we provide them with an additional discount of 1/2% of the real estate commission in consideration for their using our mortgage origination services. Besides our anticipated mortgage business from WHY USA franchise offices, we will continue to obtain a substantial majority of our mortgage origination fees from our direct sales of mortgage services to many others including new construction, existing home purchase, secondary and refinancing mortgages.

Phoenix WHY USA Branch

         We own and operate one WHY USA real estate office in suburban Phoenix, AZ. from which we conduct residential real estate business under basically the same manner and policies as used by our WHY USA franchisees. During 2001, this real estate business from this Arizona branch office constituted approximately 3% of our total revenues and approximately 10% of our revenues from our total real estate activities excluding any mortgage lending transactions.

Marketing

         We expend considerable financial and personnel resources toward conducting an ongoing advertising and marketing program to promote our WHY USA franchise brand awareness and develop customer loyalty, as well as to assist our real estate franchisees in obtaining new prospective customers. Our franchise marketing program focuses primarily on support of existing WHY USA franchisees, including marketing activities such as advertising in selected general print and other media, placing ads in certain industry periodicals, providing on-site training and technical assistance to our franchisees, preparation of professional brochures, videos and other sales materials portraying the services and advantages of WHY USA franchises, participation in selected industry trade shows, and maintaining a WHY USA Internet website.

         Marketing of our mortgage lending services is conducted by our loan officers who rely principally on leads and referrals developed by them personally or through our telemarketers.

         Incident to our mortgage origination business in Minnesota and Wisconsin, we also have an experienced telemarketing center in Sebeka, Minnesota which was established in 1998 solely to develop leads to target customers seeking initial mortgage loans or refinancing. Our telemarketing center is equipped with modern computerized telemarketing equipment.

         We believe that our telemarketing center has been very effective as a marketing tool for our mortgage lending services in Minnesota and Wisconsin, and we intend to expand it in order to develop leads and serve our various loan officers in all other areas where we offer our mortgage lending services.

Personnel

         As of January 31, 2002, we employed 28 personnel not counting our northern Minnesota telemarketing operation. Three of these 28 employees are executive officers managing our overall corporate operations. Other employees include 17 loan officers (who originate mortgages) and 5 loan processors at our Minnesota and Arizona mortgage lending offices, and 3 WHY USA franchise personnel who manage and market our real estate franchise program. None of our employees belong to a labor union and we consider our employee relations to be good. We also employ 16 personnel at our telemarketing facility in northern Minnesota, of which one is a fulltime manager and 15 are telemarketers working on a part-time basis.

         We also are currently integrating into our company the personnel of our recent mortgage lending acquisition, Discover Mortgage Corp. From this acquisition, we are obtaining 34 additional personnel including 28 loan officers and 6 administrative and loan processing personnel.

ITEM 2.  DECRIPTION OF PROPERTY

         The Company's executive headquarters are located in Bloomington, Minnesota in a leased office facility of approximately 2,300 square feet, which is being leased from an affiliated party on a month-to-month basis at $3,000 per month. The $3,000 monthly rental is based on amounts charged to other tenants in the same building.

         The Company's Minneapolis mortgage lending operations are conducted from office spaces of 2,500 square feet located in Minneapolis, Minnesota, which is also leased from an affiliated party on a month-to-month basis at $4,000 per month. We believe the monthly rental rate is comparable to similar office space rents in the vicinity.

         The Company's telemarketing center is located in Sabeka, Minnesota in 1,500 square feet of office space in a building owned by an affiliated party. These telemarketing facilities are being leased on a month-to-month basis at $500 per month, and the Company believes this monthly rental rate is comparable to similar office rental in that locale.

         The Company's WHY USA real estate franchise operations are conducted from office spaces of 1,000 square feet in Hudson, Wisconsin, which are being leased for $1,200 monthly rental under a written lease expiring in 2005.

         The Company's Arizona mortgage lending operations are conducted from office spaces of 5,000 square feet located in Phoenix, which are being leased by our Arizona subsidiary at $6,300 monthly rental under a written lease expiring in December, 2003.

         The Company's WHY USA real estate branch office in suburban Phoenix, AZ consists of 1,800 square feet being leased at $2,400 monthly rental under a written lease expiring in 2006.

         Our recent mortgage lender acquisition, Discover Mortgage Corp. conducts its business from 5,200 square feet of office spaces located in suburban Minneapolis, which are being leased by Discover Mortgage Corp at a $8,400 monthly rate under a written lease expiring in June, 2003.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal or governmental administrative proceedings, and also is not aware of any such material threatened proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded publicly and quoted over-the-counter on the NASD Electronic Bulletin Board under the symbol "WUFG". Since the inception of trading of the Company's common stock, trading has been sporadic much of the time and characterized by low volume from time to time. Trading prices also have fluctuated widely, and there is no assurance a more stable and regular trading market will occur in the future. The table below sets forth the high and low bid prices for the Company's common stock for each quarterly period since inception of trading on the NASD Electronic Bulletin Board in January 2001, which bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  YEAR     QUARTER        HIGH BID           LOW BID
                  ----     -------        --------           -------

                  2001     First           $1.25               $.75
                           Second          $ .95               $.65
                           Third           $ .85               $.50
                           Fourth          $ .90               $.35

                  2002     First           $ .45               $.18


         As of December 31, 2001, the Company had 1,327 shareholders of record holding common stock of the Company. The Company has not paid any cash dividends on its common stock since its inception, and does not anticipate declaring any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         Following are all sales of unregistered securities by the Company in 2001 which have not been previously reported in filings made by the Company under the Securities Act of 1934:

         In November 2001 the Company sold 1,500,000 shares of its restricted common stock to two accredited investors in a private placement at $.10 per share, or a total offering price of $150,000. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933 since these private investors acquired this common stock in a private transaction not involving a public offering for long term investment with no present intent to resell, transfer or otherwise distribute them, and all certificates issued for this common stock were legended to prohibit further distribution thereof unless registered under applicable securities laws or exempt from such registration

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The Company has a limited operating history upon which to evaluate its business and prospects. Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of December 31, 2001 had an accumulated deficit of approximately $4.66 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial services, strategic acquisitions or alliances, and expanded operations to support larger-scale business operations. As a result, the Company may continue incurring losses for at least the remainder of this year. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate cash from operations in the future.

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

         The Company's material sources of revenue in order of priority are from: (1) mortgage origination and related mortgage lending fees, (2) WHY USA franchise fees/royalties received from our franchisees based on their ongoing business, (3) new franchise sales, and (4) commissions generated from our direct WHY USA branch operations.

Results of Operations

         REVENUES - Our revenues increased 144% to $3,046,495 in 2001 from $1,248,895 in 2000, which increase was due to operations added from our Arizona mortgage lending acquisitions and to substantial revenue increases from both our mortgage lending and our WHY USA franchise operations.

DIRECT COST OF SERVICES - The direct costs of our services related to our mortgage lending operations were 99% of mortgage lending revenues in 2001 compared to 150% of mortgage lending revenues in 2000. This substantial improvement was due primarily to economies of scale from increased mortgage lending transactions.

         The direct costs of our services related to our WHY USA real estate franchise operations were 74% of revenues from real estate activities in 2001 compared to 73% of such revenues in 2000, which ratio remained virtually the same for both years.

         GENERAL AND ADMINISTRATIVE - General and administrative expenses decreased from $712,181 in 2000 to $588,357 in 2001. This substantial 17% decrease was due to increased efficiencies attributable to significantly higher revenues in 2001.

         SALES AND MARKETING - Sales and marketing costs were virtually identical in 2000 and 2001, primarily because the Company did not have sufficient working capital to expand its marketing program in 2001.

         AMORTIZATION OF GOODWILL AND ACQUISITION COSTS - These non-cash amortization expenses decreased significantly from $2,107,111 in 2000 to $737,314 in 2001. The substantially larger amortization in 2000 was due primarily to large writeoffs we incurred from substantial advances we had made to America's Cashline Corporation in late 2000 prior to our completing its acquisition in early 2001.

         NET LOSS - Our net loss decreased significantly from $3,234,483 in 2000 to $1,431,164 in 2001, or from $(.10) per share to $(.04) per share. A substantial majority of this net loss difference is attributable to the much larger amortization writeoff in 2000 related to the unsuccessful Arizona Cashline acquisition, although a material reason for the lower net loss in 2001 also was due to economies of scale from significantly increased revenues.

Liquidity and Capital Resources

         Our Liquidity is very limited. As of December 31, 2001, we had a negative working capital position of $ (558,701) and $87,249 of cash. Since inception of our mortgage brokerage and real estate franchise operations in late 1999, we have funded our development, acquisitions and operational losses primarily through private placements of our common stock along with advances from affiliated persons from time to time. For the immediate future, we will need to continue raising capital from private placements of our common stock to support our current operations and planned expansion activities. If we cannot raise additional equity capital we most likely would have to scale back our planned expansion significantly. Although we believe we have the necessary sources available to obtain additional equity funding, there is no assurance we will be able to obtain additional capital when needed, or that any offered financing terms will be acceptable to us.

         Net cash used in our operating activities was $69,444 compared to $1,600,278 for 2000. This significant decrease was due primarily to the cash advances extended to America's Cashline Corporation in late 2000 which was never recovered by us, and to the cash needed to support our substantially larger net loss in 2000.

         Net cash used in our investing activities was $10,680 in 2001 compared to $122,612 in 2000. This decrease in 2000 was due to a positive cash position obtained through our June 2001 acquisition of two Arizona mortgage companies and our expenditure in 2000 to purchase one of our WHY USA real estate franchises.

         Net cash provided by financing activities was $147,269 in 2001 compared to $1,742,994 in 2000. This significant difference was due mainly to substantially greater private placement funding in 2000 from the sale of our common stock.

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

Seasonality

         The Company's business is materially seasonal in nature, since there is a general national decrease in residential real estate transactions during the winter months, especially around the yearend holiday season.

Income Taxes

         Due to its continuing losses, the Company has paid no income taxes in any reported period. As of December 31, 2001, the Company had approximately $4.57 million of net operating loss carry forwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.


ITEM 7.  FINANCIAL STATEMENTS.

         The Company's audited financial statements for its years ended December 31, 2001 and 2000 begin on the next page.

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009

Board of Directors and Stockholders
WHY USA Financial Group, Inc.
Minneapolis, Minnesota

                          INDEPENDENT AUDITORS' REPORT

I have audited the accompanying consolidated balance sheet of WHY USA Financial Group, Inc., (a Nevada Corporation), as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity from inception through December 31, 2001, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WHY USA Financial Group, Inc. as of December 31, 2001, and the results of its consolidated operations and cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles.

/s/ Randy Simpson CPA PC

Randy Simpson CPA, P.C.
A Professional Corporation

March 15, 2002
Sandy, Utah

                          WHY USA FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,  December 31,
                          ASSETS                          2001          2000
                                                      -----------    -----------
Current Assets:
  Cash                                                $    87,249    $    20,104
  Accounts Receivable - net                               144,214        211,990
  Mortgage Loans Held For Resale                          158,901
                                                      -----------    -----------
      Total Current Assets                                390,364        232,094

Property and Equipment - net                              214,117         65,814

Franchise Acquisition Costs - net                       1,993,954      1,931,498

Other Assets:
  Deposits & Prepaid Assets                               272,400         49,525

                                                      -----------    -----------
      Total Assets                                    $ 2,870,835    $ 2,278,931
                                                      ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                    $   407,542    $   404,023
  Accrued Expenses                                        241,801              -
  Due to Affiliates                                       119,191              -
  Bank Loan & Note & Current Portion of
         Capital Lease                                    179,901              -

  Acquisition Liability for America's Cashline
    Corporation                                                 -      1,176,384
  Notes Payable-Janesville Franchise Acquisition                -         50,000
                                                      -----------    -----------
      Total Current Liabilities                           948,435      1,630,407

Long Term Liabilities:
  Arizona Franchise Acquisition Note                      250,000              -
  Liabilities Payable in Stock                             94,088              -
  Capital Lease - Long Term Portion                        21,805              -
                                                      -----------    -----------
      Total Long Term Liabilities                         365,893              -

Stockholders' Equity:
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding                 -              -
  Common stock: $.001 par value, authorized
   250,000,000, 37,517,903 and 32,838,088
   issued and outstanding as of December 31, 2001
   and December 31, 2000                                   37,518         32,838
  Additional Paid-in Capital                            6,176,918      3,842,451
  (Accumulated Deficit)                                (4,657,929)    (3,226,765)
                                                      -----------    -----------
      Total Stockholders' Equity                        1,556,507        648,524
                                                      -----------    -----------

      Total Liabilities and Stockholders' Equity      $ 2,870,835    $ 2,278,931
                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended     Year Ended
                                                    December 31,    December 31,
                                                        2001            2000
                                                    ------------    ------------
Revenue:
   Mortgage lending services                        $  2,171,118    $    651,879
   Real estate franchise sales and services              875,377         597,016
                                                    ------------    ------------


      Total Revenue                                    3,046,495       1,248,895

Operating Expenses:
   Direct Cost of Services
      Mortgage Lending                                 2,152,805         972,125
      Real Estate Activities                             648,191         436,941
   General and Administrative                            588,357         712,181
   Sales and Marketing Costs                             281,214         281,868
   Depreciation                                           49,889          11,507
   Amortization of Goodwill and Acquisition Costs        737,314       2,107,111
                                                    ------------    ------------

      Total Expenses                                   4,457,770       4,521,733

Loss from Operations                                  (1,411,275)     (3,272,838)

Interest income (expense) net                            (19,889)         35,355

(Income taxes) benefit - operations                            -           3,000
                                                    ------------    ------------

         Net Loss                                   $ (1,431,164)   $ (3,234,483)
                                                    ============    ============

Weighted Average Shares Outstanding                   34,803,264      32,675,422
                                                    ============    ============
Basic and diluted net loss per common share         $      (0.04)   $      (0.10)
                                                    ============    ============


        See accompanying notes to the consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                  Consolidated Statement of Stockholders Equity
           From Startup of Northwest Financial Limited (June 15, 1998)
                           through December 31, 2001

                                         Common          Common
                                         Stock           Stock          Paid - In        Retained          Total
                                         Shares          Amount          Capital         Earnings          Equity
                                      -------------   -------------   -------------    -------------    -------------
Incorporation of Northwest Ltd.
         June 15, 1998                            -   $           -   $           -    $           -    $           -

Funding of Northwest Ltd.
         November 1998                       10,000               -          47,500                -           47,500
                                      -------------   -------------   -------------    -------------    -------------
Balances at December 31, 1998                10,000               -          47,500                -           47,500

Additional Capital
 Contributions                                    -               -           6,598                -            6,598

Capital Contribution of
  Why USA  N.A. Inc. Common
  stock and assets                           90,000               -       2,000,000                -        2,000,000

Adjustment for reverse
 acquisition & reorganization            31,300,460          31,400         (31,400)               -                -

Net income for year ended
 December 31, 1999                                -               -               -            7,716            7,716
                                      -------------   -------------   -------------    -------------    -------------
Balances at December 31, 1999            31,400,460          31,400       2,022,698            7,716        2,061,814

Common stock issued for
 Compensation (stock
 contributed) by primary
 stockholder to officers                          -               -         390,000                -          390,000

Common stock sold - net of
 offering costs $6,450                    1,437,678           1,438       1,429,753                -        1,431,191

Net loss for year ended
 December 31, 2000                                -               -               -       (3,234,481)      (2,234,481)
                                      -------------   -------------   -------------    -------------    -------------

Balances at December 31, 2000            32,838,088          32,838       3,842,451       (3,226,765)         648,524

Common Stock issued to acquire
Cashline America, Inc. and
repay advances from affiliate
related to acquisition write
off valued @$1.00 Per share                 896,384             896         895,488                -          896,384

Alliance West Mortgage Corporation
acquisition write off valued @
$1.00 per share                             249,102             249         248,853                -          249,102

Common stock sold at $1.00 per
share-private placement                     112,662             113         112,549                -          112,662

Common stock sold at $.75 per
share-private placement                      26,668              27          19,973                -           20,000





Common Stock sold at $.50 per
share-private placement                     200,000             200          99,800                -          100,000

Valley Financial Funding, LLC
acquisition, 600,000 shares total,
valued at $.70 per share 266,667
shares remaining to be issued
based on earnout/asset realization          333,333             333         233,000                -          233,333

First National MortgageBanc,LLC
acquisition, 900,000 shares total,
valued at $.70 per share 538,334
shares remaining to be issued based
on earnout/asset realization                361,666             362         277,304                -          277,666

Common stock sold for cash
$20,000 at $.30 per share and
consulting agreement for 5 years;
stock valued at $.30 per share            1,000,000           1,000         299,000                -          300,000

Common stock sold at $.10 per
share-private placement                   1,500,000           1,500         148,500                -          150,000


Net loss for the year ended
December 31, 2001                                 -               -               -       (1,431,164)      (1,431,164)
                                      -------------   -------------   -------------    -------------    -------------
Balances at December 31, 2001            37,517,903   $      37,518   $   6,176,918    ($  4,657,929)       1,556,507
                                      =============   =============   =============    =============    =============


                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended     Year Ended
                                                            December 31,  December 31,
                                                               2001           2000
                                                           -----------    -----------
Cash Flows used in Operating Activities:
 Net Loss                                                  $(1,431,164)   $(3,234,481)

Adjustments to Reconcile Net Loss to Net Cash Flow Used:
  Common stock issued for compensation                          53,000        390,000
  Depreciation and amortization expense                        246,766        184,598
  Common stock issued to finance goodwill writeoff used
   in acquisition of Valley, First National,
   Cashline & Alliance West                                    646,153      1,145,486

  Deferred tax benefit                                               -         (3,000)
                                                           -----------    -----------
      Cash Flows used in from Operating Activities            (485,245)    (1,517,397)

Changes in Operating Assets and Liabilities,
   (Net of acquired working capital components):
  (Increase) decrease in accounts and notes receivable          70,026       (176,373)
   Increase in accounts payable/accrued
   liabilities/deferred revenues                               345,775         93,492
                                                           -----------    -----------
         Net Change to Operating Assets and Liabilities        415,801        (82,881)
                                                           -----------    -----------
        Net Cash used in from Operations                       (69,444)    (1,600,278)

Cash Flows used in Investing Activities:
  Cash of Valley & First National at date of acquisition        40,354              -
  Capital expenditures -franchises acquired                          -        (60,000)
  Capital expenditures - computers & office furniture          (51,034)       (67,612)
  Writeoff of patent                                                 -          5,000
                                                           -----------    -----------
       Net Cash used in Investing Activities                   (10,680)      (122,612)

Cash Flows provided by Financial Activities:
  Common stock issued for cash - net of offering costs
    of $ 6,450 in 2000                                         402,662      1,431,191
  Liabilities assumed (written off/paid) for acquisition
    of Cashline                                               (280,000)       280,000
  Advances from  Northwest Financial Group, Inc. net of
   absorbed former officer receivable                           32,800          2,703
  Repaid loan from Don Riesterer - issued in acquisition
   of Why USA NA                                                     -        (26,400)
  Rent expense unpaid to Northwest Investment Trust             63,691         55,500
  Payment of acquisition note for Janesville Franchise         (50,000)             -
  Payment of capital leases and notes                          (21,884)             -
                                                           -----------    -----------
       Net Cash Provided by Financing Activities               147,269      1,742,994

Net Increase in Cash and Cash Equivalents                       67,145         20,104

Cash and Cash Equivalents at Beginning of Period                20,104              -
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    87,249    $    20,104
                                                           ===========    ===========




Note payable to Diane Butts to acquire Janesville
   Realty franchisee's operations, part of total
   consideration of $110,000                               $         -    $    50,000
                                                           ===========    ===========
    Common Stock issued for 5 year
         Consulting Agreement ($280,000 Other Asset)       $   280,000              -
                                                           ===========    ===========
    Note payable issued for acquisition of
         Arizona Real Estate Franchise                     $   250,000      $       -
                                                           ===========    ===========
    Common stock issued for the net assets of Valley &
         First National                                    $   309,347              -
                                                           ===========    ===========
    Cash Paid For:
    Income Taxes                                           $         -    $         -
                                                           ===========    ===========
    Interest                                               $    26,447    $     3,334
                                                           ===========    ===========



          See accompanying notes to consolidated financial statements.




                          WHY USA FINANCIAL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES AND COMPANY HISTORY

Operating Entities

WHY USA Financial Group, Inc. (the Company) is the parent of six wholly owned subsidiaries, who are involved in the marketing of residential mortgage loans and selling WHY USA Franchises; Northwest Financial Limited "Northwest" (a Minnesota Corporation), Valley Financial Funding, LLC "Valley"(an Arizona Limited Liability Corporation), First National Mortgagebanc, LLC "First National"(an Arizona limited liability Corporation) WHY USA North America, Inc., (a Wisconsin Corporation) which is involved in the franchising of real estate franchises and Advantage Realty of Janesville Inc. "Advantage" (a Wisconsin Corporation ) and Rock Valley of Arizona Inc. "Rock Valley" (an Arizona Corporation which operate real estate offices under the WHY USA franchise system. The Company operates in several states with a concentration of business in the Midwestern states of Minnesota, Wisconsin, Iowa, Nebraska and the state of Arizona.

Accounting Presentation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. The results of operations of the acquired subsidiaries have been included in the consolidated statements of operations and cash flows of the Company since the dates of their acquisition. Intercompany account balances and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to the current year presentation. The accrual basis of accounting is utilized for all entities.

ESTIMATES

Estimates are utilized in the preparation of the Company's financial statements to conform to generally accepted accounting principles. The most significant estimates are the allowance for doubtful accounts, depreciation and amortization methods, and estimates of the realization of various newly acquired assets of new subsidiaries. The longer the Company operates various groups of assets the more refined the Company's estimates become. The Company must also accrue for the costs of various lawsuits and operations which are currently being conducted. The amounts which ultimately will be disbursed will differ from the estimates in the financial statements.

Cash Equivalents

The Company maintains only corporate checking accounts, which the last time we checked with FASB were considered cash equivalents.

Accounts and Notes Receivable, Allowances and Fair Market Value

In accordance with Financial Accounting Statement No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company is subject to a geographic concentration of risk in the Midwestern states. The Company has an allowance for doubtful accounts of $70,000 at December 31, 2001 and $3,000 at December 31, 2000. The Company sold several franchises in the fourth quarter of 2000 and the first quarter of 2001, which proved to be uncollectible. Bad debts totaled $72,462 in 2001 and $5,265 in 2000. The Company has experienced no losses in the mortgage lending operations for bad debts.

Property, Plant and Equipment Capitalization Policies

Depreciation is charged against earning, utilizing both straight line and accelerated methods (double declining balance method) over the estimated useful lives of the related assets as follows:

         Computers, Copiers, Telephone Systems             5 Years
         Office Furniture                                  7 Years
         Software                                          Expensed as incurred
         Leasehold Improvements                            Term of Lease or
                                                           estimated useful life

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

Deferred Revenues and Liability

The Company holds an annual conference for its franchisees in January of each year. Expenses and revenues related to the conference are deferred and realized at the time the conference is held.

Long Term Obligations - FASB 47 and 129

The Company is not currently obligated in the form of any take or pay or through put contracts. The Company is not obligated under any contract or other financial arrangement for the repayment of the notes totaling $1,350,000 in the name of Donald Riesterer, the Company's CEO, which secured the acquisition of WHY USA NA. Mr. Riesterer's personal stockholdings in the Company and his commercial property holdings secure the performance under the Notes. The Company has been assured by its CEO that he will not utilize the assets of the Company in any form to liquidate, collateralize or otherwise assist in the repayment of these obligations.

Revenue Recognition

Revenue from mortgage loan originations are recognized at the time the mortgage loan closes or is funded. Real estate transaction fees are recognized at the closing of a real estate transaction by a franchisee. The franchisee incurs a liability to the Company at this time and the Company records a receivable.

The Company does not service a loan portfolio and resells all of the loans it originates. The Company has not warehoused or inventoried any of its loans, however, First National did have a warehouse line which was shut down. See debt.

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

Derivative Instruments

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

As of December 31, 2001 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Stock Based Employee Compensation

On July 20, 2000, the Company's Board of Directors approved a stock option plan (the "Option Plan") for its officers, directors, employees and consultants. The Option Plan reserved for issuance up to 4,500,000 shares of the Company's unregistered common shares. Options granted under the plan may or may not qualify as incentive stock options under the internal revenue service code. The term of the plan is for ten years, and allows the administrator to designate whether the options granted are qualified or non-qualified. Generally, option price will determine the designation as to whether the options are qualified or non-qualified. On July 20, 2000, 2,475,000 options were granted to officers and directors at $1.00 per share, and expire ten years thereafter. The Company recognized no compensation expense, as the Company's common stock was not trading at the time, and has generally traded at amounts less than $1.00 in 2001, since the Company's stock has been trading. The Company reduced the exercise price of all options to directors and officers to $.50 per share in November, 2001 based on the decline of the company's stock to less then $.50 per share. The Company utilizes the intrinsic method of measuring compensation for options granted. No compensation has been reflected in the financial statements for the granting of options. The Company's stock is very thinly traded rendering most measurement models of stock options useless in measuring fair market value. The duration of the option price would indicate there is some value associated with the stock options. However, the measurement of fair market value of the Company's options will prove difficult until a market with a larger volume develops for the Company's common stock to insure that the options exercised may be ultimately redeemed in the market. The options are for restricted securities, which generally are discounted from current market prices at 10% - 50% of current market values. The Company does not believe that the measurement of these options on a fair market value basis would yield a significant measurement of compensation at July 20, 2000. The issuance on May, 2001 has been valued at $.02 per share which would yield an additional compensation expense of $37,000 which would increase the Company's Loss to $1,468,000. The increased loss has a negligible impact on the loss per share. The following table sets out the options granted to date.


                       Date           Number
     Name             Granted         Options         Vested    Forfeited      Outstanding
     ----             -------         -------         ------    ---------      -----------
Don Riesterer     July, 2000          750,000        250,000                       750,000
Dave Thomas       July, 2000          750,000                     750,000                -
Greg Miller       July, 2000          300,000        100,000      200,000          100,000
Leslie Pearson    July, 2000          300,000        100,000                       300,000
Leslie Pearson    May, 2001           300,000                                      300,000
Lisa Gundberg     July, 2000          300,000        100,000                       300,000
Jim Gessert       July, 2000           75,000         25,000                        75,000
Bob Knutson       May, 2001           100,000                                      100,000
James Lee         November, 2001      250,000                                      250,000




Evelyn Robbins    Sept., 2001         150,000                                      150,000
Bob Brader        Sept., 2001         150,000                                      150,000
Greg Crouse       Sept., 2001         150,000                                      150,000
James Kylstad     March, 2001         750,000                                      750,000
                                      -------        -------      -------          -------

Totals                              4,325,000        575,000      950,000        3,375,000



Stock Warrants

The Company has issued stock warrants to 73 holders for 3,438,501 shares. The warrants are exercisable at the following prices and terminate on the date shown.

                                       Exercise Price        Termination Date
                                       --------------        ----------------
                  1,448,501 shares          $1.00             August 31, 2003
                  1,000,000 shares          $ .50             June 30, 2003
                    200,000 shares          $1.00             June 1, 2004
                    300,000 shares          $2.00             June 1, 2004
                    200,000 shares          $3.00             June 1, 2004
                    200,000 shares          $4.00             June 1, 2004
                    100,000 shares          $5.00             June 1, 2004

The termination dates may be extended or the option price lowered at the discretion of the Board of Directors. The warrants were granted in connection with the private placement of stock, and in connection with a consulting contract and in conjunction with the acquisition of Valley and First National.

Earnings Per Share- FASB 128

As discussed above, the Company has a stock option plan, which provides for the issuance of 4,500,000 shares of restricted stock, of which 3,375,000 options are outstanding at prices in excess of the current market price. The company has no in the money stock warrants. The Company has incurred losses in both 2001 and 2000, therefore the conversion of any options or warrants would only reduce the loss per share.

Recent Accounting Pronouncements

         In June 2001, the FASB adopted Statements of Accounting Statement No. 141 ("SFAS 141") "Business Combinations" No. 142 ("SFAS 142) "Goodwill and Other Intangible Assets" and in August 2001, NO 144 ("SFAS No. 144") " Accounting for the Impairment of Disposal of Long-Lived Assets: The Company's accounting procedures have been amended to adapt these statements at the earliest date the FASB's became effective. The Company's franchise costs do not meet the criteria of being classified as goodwill as they represent contractual or other legal rights over the control of future economic benefits, and as such they will continue to amortized over twelve years. The Company is expending considerable marketing expenses to enlarge its franchise base as well as expand the brand awareness of the Company. The Company's franchise transaction revenues have increased from $340,039 to $388,414 and the Company has decreased the level of expenses to operate the franchise system, therefore the Company believes it is increasing the value of its franchise system, however, from a historical cost standpoint, the franchise value is declining. The Company is disappointed to see the apportionment requirements of ("SFAS 142) expanded to intangibles which may increase in value like the WHY USA Franchise system. The only logical explanation is that the adoption of NO. 141 which eliminated the pooling of interests method of accounting. Pooling of interest accounting did not create goodwill on business combinations, In a further compromise the FASB tried to reduce the amounts which could be clarified as goodwill by creating asset clarifications for contact based assets, technology based assets, statutory based assets, workforce based assets, corporate, organizational and financial assets. We see little if any distinction economically, between "goodwill" and other intangibles. The Company expensed the "goodwill" or value attributed to stock value in excess of the net assets of Cashline, Alliance West, Valley and First National, as the goodwill was attributable to the pipeline of loans and in place workforce. Both of which the Company believes have no value in excess of one year. The Cashline and Alliance West operations were terminated due to misrepresentations by prior management and unprofitable operations. Losses at the combined operations of Valley and First National for the seven months ended December 31, 2001, have reinforced the Company's estimate that no goodwill value was obtained in the purchase in either of these operations.

NOTE 2 - FRANCHISE COSTS, AMOTIZATION AND IMPAIRMENT OF LONG TERM ASSETS

The WHY USA North America franchise system was acquired December 31, 1999 for $1,994,589 by Don Riesterer, and then contributed at its cost basis to the Company. In June 2000 the Company acquired one of its franchises operations and rolled it into its wholly-owned subsidiary Advantage Realty of Janesville, Inc. The acquisition price was $110,000; $60,000 down and the balance was paid in 2001. In July, 2001 the Company acquired the Arizona franchise system for $250,000 from L & S Investments, Inc. in which the majority interest is owned by an individual who is the wife of a mortgage loan officer for Northwest Financial Ltd. The minority interest is owned by an officer/director of the Company. The note is interest only at 8 % for one year and then the note amortizes equally over 4 years. L & S Investments acquired the franchise from the founder of the WHY USA Franchise. The Agreement transfers to the Company the rights to develop and sell WHY USA franchises in the State of Arizona. In consideration the Company executed a $250,000 note in favor of L & S Investments, Inc. The Company allocated $200,000 of the total purchase price to real estate franchise costs and the balance of $50,000 was allocated to the real estate operations, Rock Valley of Arizona, Inc. a wholly-owned subsidiary. Franchise fees are amortized over 12 years. No impairment expense has been recorded to date for any of the Company's franchise costs.

NOTE 3 - INCOME TAXES

The Company accounts for its income taxes under financial accounting standard
109. The Company has no significant differences between the income tax basis of its assets and liabilities and their financial amounts at December 31, 2000. The Company amortizes its franchise costs over fifteen years for tax purposes and twelve years for financial statement purposes. In the first quarter of 2000, the Company reversed the deferred tax provision due to losses from operations. The Company has not provided for any deferred tax assets related to its losses in 2000, as the Company has no history of earnings or any other basis for asserting that it will obtain profitable operations in the future to realize its net operating loss carryforwards. Therefore, the Company has provided for a valuation allowance equal to the value of any net operating loss carryforwards. Should the Company become profitable, these losses will benefit the Company by reducing its cash requirements to fund income taxes. The Company tax loss carryforward exceeds $4.5 million.

NOTE 4 - LIABILITIES AND CONTINGENT LIABILITIES

Bank Credit Line

A subsidiary of the Company - First National is in default on its bank line of credit. First National funded two loans on its line of credit totaling $158,901 for which it has been unable to find buyers. Both loans are current, however the borrowers lack verifiable income sources, and have downgraded to B or C status. First National could resale the loans at a discount (Approximately 10%) however, it is hoping that an investor can be located at par value for the loans. The balance on the line of credit is $158,901 and the interest on the loans services the line of credit interest currently at 9%. First National cannot utilize the line of credit until the loans are sold. First National's management is confident the loans can be sold at par within the year. Therefore the loans are classified as a current asset. The line of credit is classified as a current liability. The loans are the collateral for the line of credit. The loans were originated in August, 2001.

Litigation

First National Mortgagebanc, LLC a subsidiary of WHY USA, Inc. has been named as a defendant in a lawsuit alleging the company abandoned its leased office space prior to the expiration of the lease term. The plaintiff seeks recovery of lost rent for the remainder of the lease term, late, fees, and interest. The plaintiff has issued a settlement offer, the payment terms of which have not currently been accepted by the company. However, negotiations are ongoing. Management believes that, in a worst case, the litigation will be settled for an amount approximating that previously reserved for in the financial statements.

Lease Obligations

         The Company leases office space for each of its real estate and mortgage acquisition businesses as well as its corporate offices. The Company paid Northwest Investment Trust, an entity owned by the chairman of the board $95,606 for the lease of its corporate officers and its Minneapolis mortgage operations. The leases are month-to-month and we currently pay $7,000 per month. The Company leases space for its Arizona mortgage operations at $5,958 and at $3,000 per month for its real estate operations. The Janesville office was rented from the president's mother at $2,800 for half the year and than cut to $1,400 for total payments $22,800 to Ms. Riesterer. The Company also leases copiers, faxes, telephones and other office equipment on short term leases. The longest real estate lease extends through Oct. 2006. Total operating lease expense was $309,783 in 2001. Future minimum lease payments are as follows:

                  2002                  $125,443
                  2003                  $108,954
                  2004                  $ 39,360
                  2005                  $ 32,800
                  2006                  $ 21,600
                  Thereafter                 -0-

         A subsidiary, First National MortgageBanc, LLC, entered in 1999 into a series of leases, which were the equivalent of equipment acquisition financing. The cost of the copiers, faxes, telephones used office furniture totaled $58,980. The accumulated depreciation on the equipment is $30,689 at December 31, 2001 and $18,893 at December 31, 2000. Interest rates are 29% to 52%. Although the prior owners prefer to think in terms of monthly interest in the range of 3-5% per month.

         Principal lease obligation maturities are as follows:

                  Current Portion -         2002     $14,391
                                            2003      11,846
                                            2004      10,569
                                            ----------------
      Total Capital Lease obligations                $36,806
                                                     =======

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company rents its offices from an affiliated entity, Northwest Investment Trust, an entity controlled by the Riesterer family. The offices consist of 2,300 square feet for management and accounting located in Bloomington, Minnesota, 2,500 square feet for mortgage loan origination operations on Wayzata Blvd. in Minneapolis, Minnesota, and 1,500 square feet for its telemarketing operations in Sebeka, Minnesota, The Company paid $95,606 in 2001 for rent of these facilities. The Company leased from Don Riesterer's mother the 4,000 square feet for its real estate office in Janesville, Wisconsin, the Company paid $22,800 in 2001. The Janesville operations were sold in January 2002. The Company purchased from L & S Investment's its Arizona franchise and real estate office for $ 250,000. L & S is an affiliated entity see Note 2 for details.

NOTE 6 - WRITE-OFF OF INVESTMENTS IN AMERICA'S CASHLINE CORPORATION AND ALLIANCE WEST MORTGAGE CORPORATION

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

In reviewing the operations and balance sheets of Cashline, the Company became aware that previously supplied audited financial data may have been misrepresented, and substantially all of the funds the Company advanced may have been consumed in losses of the operations of Cashline. The Company has expensed: the advances to Cashline totaling $461,500 (via Northwest Investment Trust, Inc.), the $85,000 note given to Northwest Investment Trust, accrued interest totaling $18,525, Cashline's accounts payable estimated at $170,000, common stock valued at $296,384 for 296,384 shares given to Northwest Investment Trust for its advances to Cashline totaling $148,192, and $600,000 for 600,000 shares given to Cashline's shareholders. The total write-off for the Cashline acquisition is $1,631,409 and has been recorded at December 31, 2000. The Company has assumed an office lease at $8,000 per month for the mortgage operations of Cashline. The Company, based upon the limited tangible assets of Cashline, negative cash flows and limited current operations of Cashline, has elected to write down its investment to zero. The Company never operated Cashline and in the 4th quarter of 2001 it reversed the consolidation of the liabilities of Cashline and reduced its loss by $215,000 resulting in the Company reflecting $95,333 in income for the reversal of expense accruals in 2001.

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

The Company liquidated the $1,145,486 of liability for the acquisition of Cashline and Alliance by issuing 1,145,486 shares of its common stock to Cashline's shareholders (600,000 shares) and 545,486 shares to Northwest Investment Trust, an entity controlled by Don Riesterer.

NOTE 7 - ACQUISITION OF VALLEY FINANCIAL FUNDING LLC "VALLEY AND FIRST NATIONAL MORTGEBANC, LLC ON JUNE 1, 2001.

The Company acquired solely via the issuance of its common stock all of the outstanding stock of both Valley and First National. Subject to various earnout provisions the Company paid 600,000 shares for Valley and 900,000 share for First National, 135,000 shares in the transactions will be issued if certain litigation or deposits are realized. Neither the litigation or the deposit were resolved in 2001,therefore, the 135,000 shares remained unissued. The Company valued all of the shares in the transaction at $.70 per share. The Company issued 333,333 in the Valley transaction and 361,666 shares in the First National transaction. The Company expensed the anticipated earn out shares as goodwill at the inception of the transaction, as the Company could not verify any prior earnings of the LLC, which would support the capitalization of the goodwill. The Company expensed $646,153 for unsupported goodwill in excess of the fair market value of assets of the LLC's over the fair market value of the liabilities.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

         NONE.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

         The names and ages of all directors and executive officers of the Company as of December 31, 2001, along with their respective positions, and term of office as a director, is as follows:

Name                   Age    Positions Held                    Director Since
--------------------   ----   -----------------------------     --------------
Donald Riesterer        34    Chairman of the Board of          Dec. 31, 1999
                              Directors

Leslie Pearson          38    Chief Financial Officer           Dec. 31, 1999
                              and Director

James Gessert           48    Director                          Dec. 31, 1999

James B. Kylstad        48    President and Director            March 1, 2001


Each of the above individuals will serve as a director until the next annual meeting of the shareholders or until a successor is elected and shall qualify. Executive officers serve at the discretion of the Board of Directors.

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

         JAMES B. KYLSTAD became a director and President of the Company on March 1, 2001. For the seven years prior to becoming employed with the Company, Mr. Kylstad was the Chief Executive Officer of American Home Capital Corporation which is active in mortgage banking and related real estate services.

         JAMES H. GESSERT has been Vice President of The Bank of Elk River, Elk River, MN since April 2000. Prior thereto he was Vice President of Commercial Loans of Liberty State Bank of St. Paul, Minnesota where he managed a portfolio of $25,000,000 in commercial loans. He has held management positions in the banking industry including Vice-President/Branch Manager of First National Bank of Brooklyn Park, Assistant Vice President/Commercial Loans of First National Bank in Anoka, and a National Bank Examiner for the federal Controller of the Currency.

Compliance with Section 16(a) of the Act

         To the best of the Company's knowledge and belief, none of its directors, officers or principal shareholders failed to file any reports or forms required under the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain information regarding compensation paid by the Company to management for the fiscal years ended December 31, 2001, 2000 and 1999.

                                  SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------
                                                             Long Term Compensation
                            ------------------------------- ----------------------------
                                  Annual Compensation        Awards & Options
                            ------------------------------- --------------------
Name                                                   Other             Re-
and                                                    Annual            Stricted    Securities
Principal                             Salary &         Compensa-         Stock       Underlying
Position               Year           Bonus            tion              Awards      Options/SAR's
--------------------------------------------------------------------------------------------------
Donald Riesterer       2001         $127,604           $  7,440           -0-            -0-
Director and CEO       2000         $ 40,962           $ 26,250           -0-         750,000
                       1999             -0-            $ 21,900           -0-            -0-

James Kylstad          2001         $ 50,000           $  4,000           -0-         750,000
Director & President   2000             -0-                -0-            -0-            -0-
                       1999             -0-                -0-            -0-            -0-

         Stock options granted to Messrs. Riesterer and Kylstad were granted under the Company's Incentive Stock Option Plan adopted in July 2000, and which options vest over a 3-year period, are exercisable at $.50 per share (originally granted at $1.00 per share but repriced to $.50 per share in October 2001) and expire 10 years from the date of grant.

         There were no stock option/SAR grants to our named executive officers in the fiscal year ended December 31, 2001 except the grant to Mr. Kylstad of an option to purchase 750,000 shares of our common stock at $.50 per share (originally exercisable at $1.00 and repriced to $.50) with an expiration date in 2011, and which constituted 41% of total options/SARS granted to our employees in fiscal year 2001.

         There were no exercises of any outstanding stock options of the Company by any officers or directors of the Company during the fiscal year ended December 31, 2001. The following table contains certain information regarding option values held by the named executive officers at the end of fiscal year 2001:

                                                        Value of the
                             Number of Securities       Unexercised
                             Underlying Unexercised     In-The-Money
                             Options/SARs at            Options/SARs at
                             FY-End ($)                 FY-End ($)
                             Exercisable/               Exercisable/
                             Unexercisable              Unexercisable
                             -----------------------------------------
Donald Riesterer             250,000/750,000             $ 0/$0
James Kylstad                250,000/750,000             $ 0/$0


Compensation of Directors

         No director of the Company was compensated in 2001 for services rendered in his or her role as a director. Moreover, the Company has no standard arrangement regarding compensation for any services provided by a director.

Repricing of Options

         In October of 2001, the Company repriced to $.50 per share the exercise price of options outstanding to its officers and directors, all of which had previously been granted at an exercise price of $1.00 per share. This repricing included the options to purchase shares of Messrs. Riesterer and Kylstad, each in the amount of 750,000 shares. The basis for this repricing was determined by the Board of Directors of the Company and was for the purpose of providing incentive to employees. The earlier price of $1.00 per share was too far in excess of the market value of the stock to provide any effective incentive.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 10, 2002 the beneficial ownership of Common Stock by each person who is known by the company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each director, each executive officer and all officers and directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

                  Name and               Amount and
                  Address of             Nature of
                  Beneficial             Beneficial       Percent of
                  Owner (1)              Owner            Class
                  -------------          --------------   ----------
                  Donald Riesterer        7,475,486 (2)       19.79%

                  James Kylstad             500,000 (3)        1.32%

                  Leslie Pearson            600,000 (4)        1.59%

                  James Gessert              45,000 (5)         .12%
                                         --------------
All directors and officers
 as a group (4 persons)                   8,620,486           22.60%

(1) The address of each person in the above table is 8301 Creekside Circle, Bloomington, MN 55437.

(2) Includes 345,486 shares owned by Northwest Investment Trust which is controlled by Mr. Riesterer and 250,000 shares vested under a stock option, but does not include 500,000 stock option shares not vesting in the next 60 days.

(3) Includes 250,000 shares vested under a stock option, but does not include 500,000 stock option shares not vesting in the next 60 days.

(4) Includes 100,000 shares vested under a stock option, but does not include 500,000 stock option shares not vesting in the next 60 days.

(5) Includes 25,000 shares vested under a stock option, but does not include 50,000 shares not vesting in the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Donald Riesterer, Chief Executive Officer of the Company, owns certain properties being rented to the Company on a month-to-month basis. See "Item 2 - Properties".

         During 2000 the Company advanced an aggregate of $433,000 (including interest thereon of approximately $18,000) to Northwest Investment Trust,

Inc., an entity controlled by Donald Riesterer. The Company booked this as notes receivable, but wrote it off at its year end. Northwest Investment Trust loaned $409,000 of these funds to Cashline, and $23,000 to another mortgage entity, Alliance West. Both entities executed promissory notes in favor of Northwest Investment Trust when the advances were made; neither company was an affiliate of the Company at the time the funds were advanced. Subsequent to the end of fiscal year 2000, the Company acquired Cashline. On March 31, 2001 after completing the acquisition transaction, the Company entered into an Assignment and Assumption Agreement with Northwest Investment Trust:

     o    acknowledging the Company's acquisition of Cashline,
     o assigning the Company the Cashline notes payable to Northwest Investment Trust;
     o agreeing that Northwest Investment Trust's aggregate investment in Cashline was $708,216, that the Company 's interest in the same constituted $560,000 including accrued interest on the advance, and that Northwest Investment Trust's unrecovered investment in Cashline at the completion of the acquisition was $148,192 (the amount being satisfied by the terms of the agreement);
     o agreeing that the Company would issue 296,384 shares of its common stock to Northwest Investment Trust, and
     o agreeing that the Company would execute a Promissory Note in favor of Northwest Investment Trust in the principal amount of $85,000.

         On March 31, 2001, the Company also entered into a second Assignment and Assumption Agreement with Northwest Investment Trust regarding the Alliance West transactions which:

     o acknowledged an investment in Alliance West by Northwest Investment Trust in the net amount of $148,060 the repayment of which was secured by notes in favor of Northwest Investment Trust;
     o acknowledged outstanding obligations to the Company by Northwest Investment Trust of $23,508,
     o acknowledged that the Company has reached an agreement with the sole shareholder of Alliance West, Gregory Dwight, that it would take certain shares in a separate entity controlled by Gregory Dwight in exchange for the Company releasing Dwight from any repayment obligations;
     o agreed that Northwest would assign the Alliance West notes to the Company;
     o agreed that the Company would issue 249,102 shares of the Company's stock to Northwest Investment Trust as satisfaction of Northwest Investment Trust's interest in the transaction;
     o agreed that Northwest Investment Trust would make no demand and has no interest in the Dwight shares which would consist of 400,000 shares in United Equities LLC.

Northwest Investment Trust was issued an aggregate of 545,486 of the Company's shares as a result of these two transactions, and Donald Riesterer is the beneficial owner of the shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
  Exhibit No.        Description                                    Location
  ----------         ------------                                   ---------
    2.1              Reorganization between the Black Butte             (1)
                       Petroleum, Inc. and Triam Ltd. dated
                       March 23, 1983
    2.2              Acquisition Agreement between Triam Ltd            (1)
                       and Northwest Financial Ltd., dated
                       December 16, 1999
    2.3              Acquisition Agreement Addendum, dated
                       December 20, 1999                                (1)
    2.4              Stock Purchase Agreement dated September
                       24, 1999 between Northwest Financial
                      Group, Inc., WHY USA NA, and
                       its selling shareholders                         (1)
    2.5              Addendum to Stock Purchase Agreement,
                       dated December 30, 1999 including Assignment     (1)
                       to Donald Riesterer
    2.6              Share Exchange Agreement - Cashline
                       transaction, dated February 8, 2001              (3)
    2.7              Business Combination Agreement
                       to acquire Discover Mortgage Corp. effective
                       January 1, 2002                                  (2)
    3.1.1            Articles of Triam Ltd., dated January 6, 1983      (1)
    3.1.2            Amendment to Articles of Incorporation,
                       March 4, 1983                                    (1)
    3.1.3            Amendment to Articles of Incorporation,
                       filed March 29,1983                              (1)
    3.1.4            Articles of Merger, filed on November 9, 1999      (1)
    3.1.5            Amendment to Articles of Incorporation,
                       Jan. 10, 2000                                    (1)
    3.2              Bylaws                                             (1)
   10.1              Sample Franchise Agreement                         (1)
   10.2              Stock Option Plan                                  (2)
   10.3              Sample Option Agreement                            (4)
   10.4              Assignment and Assumption Agreement between
                      Northwest Investment Trust and the Company
                      Re: Cashline                                      (4)
   10.5              Assignment and Assumption Agreement between        (4)
                      Northwest Investment Trust and the Company
                      Re: Alliance West
   10.6             Franchise Purchase Agreement, dated March 31, 2001  (4)

(1)  Filed with the Company's initial Filing on Form 10-SB on May 10, 2000.
(2)  Filed with the Company's Form 8-K Report on February 21, 2002.
(3)  Filed with the Company's Report on Form 8-K dated February 20, 2001.
(4)  Filed with the Company's Annual Report on 10-KSB on April 16, 2001.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 2001, the period covered by this report.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date: March 28, 2002          WHY USA FINANCIAL GROUP, INC.


                                    By:   /s/ Donald Riesterer
                                         -------------------------------------
                                         Donald Riesterer, Chairman


                                    And:  /s/ Leslie Pearson
                                         -------------------------------------
                                         Leslie Pearson, CFO



      Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Date: March 28, 2002          By:   /s/ Donald Riesterer
                                         -------------------------------------
                                         Donald Riesterer
                                         Chairman of the Board, Director and
                                         Principal executive officer



      Date: March 28, 2002          By:   /s/ Leslie Pearson
                                         -------------------------------------
                                         Leslie Pearson
                                         Principal Financial and Accounting
                                         Officer and Director


      Date: March 28, 2002          By:   /s/ James Gessert
                                         -------------------------------------
                                         James Gessert
                                         Director