Form 10QSB
period 2002-03-31
WHY USA FINANCIAL GROUP INC
filed 2002-05-15
CIK 1113450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002
                         Commission File Number 0-30601

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES {X} NO{ } and
(2) had been subject to such filing requirements for the past 90 days.
YES {X} NO { }

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of March 31, 2002 was 40,787,613.

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This quarterly report on Form 10-QSB contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation to update this information or to reflect events or circumstances after the date of this report. Factors that may cause such differences include, but are not limited to, the Company's limited operating history and variability of operating results, expectation of future losses, general risks associated with providing services in the real estate and mortgage lending industries, any failure of the Company to obtain additional working capital when needed, loss of key personnel, failure of the Company to operate profitably in the future, dependence on employees and commission agents to generate business, dependence on favorable lending interest rates and other general economic conditions, lack of market acceptance of the Company's services, failure to adequately protect intellectual property rights, inability to compete in the intensely competitive nature of the real estate and mortgage lending businesses, potential conflicts of interest of management, the ability to attract and retain qualified and effective personnel, management of the Company's growth in an effective manner, successful integration of acquired companies, dependence on key personnel, and dependence on a healthy national residential housing market. Such risk factors and uncertainties are set forth in more detail in the Company's Form 10KSB report for the year ended December 31, 2001.

--------------------------------------------------------------------------------
                          PART 1. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                          WHY USA FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,
                            ASSETS                                     2002
                                                                  ------------
Current Assets:
 Cash                                                             $    131,949
 Accounts Receivable - net                                             212,185
 Mortgage Loans Held For Resale                                        158,901
                                                                  ------------
      Total Current Assets                                             503,035

Property and Equipment - net                                           242,322

Franchise Acquisition Costs - net                                    1,853,230

Other Assets:
 Deposits & Prepaid Assets                                             264,888
 Note Receivable for Sale of Subsidiary                                175,875
 Goodwill                                                              176,570
                                                                  ------------
      Total Assets                                                $  3,215,920
                                                                  ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                $    425,615
  Accrued Expenses                                                     159,402
  Due to Affiliates                                                     46,941
  Bank Loan & Note & Current Portion of
         Capital Lease                                                 191,101
                                                                  ------------
      Total Current Liabilities                                        823,059
Long Term Liabilities:
  Arizona Franchise Acquisition Note                                   250,000
  Liabilities Payable in Stock or franchises                           160,235
  Capital Lease - Long Term Portion                                     31,306
                                                                  ------------
      Total Long Term Liabilities                                      441,541

Stockholders' Equity:
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding                             --
  Common stock: $.001 par value, authorized
   250,000,000, 37,517,903 and 40,787,613
   issued and outstanding at December 31, 2001
   and March 31, 2002                                                   40,788
  Additional Paid-in Capital                                         6,759,145
  (Accumulated Deficit)                                             (4,848,613)
                                                                  ------------
      Total Stockholders' Equity                                     1,951,320
                                                                  ------------

      Total Liabilities and Stockholders' Equity                  $  3,215,920
                                                                  ============

          See accompanying notes to consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months      Three Months
                                                     Ended March 31,   Ended March 31,
                                                          2002              2001
                                                     ---------------   ---------------
Revenue:
   Mortgage lending services                          $  1,032,312      $    158,981
   Real estate franchise sales and services                 97,745           156,193
                                                      ------------      ------------
                                                         1,130,057           315,174
      Total Revenue

Operating Expenses:
   Direct Cost of Services
      Mortgage Lending                                     745,119            65,810
      Real Estate Activities                                80,861            52,684
   General and Administrative                              469,133           340,015
   Sales and Marketing Costs                                46,491            63,029
   Depreciation                                             20,521             4,463
   Amortization of Goodwill and Acquisition Costs           46,766           163,564
                                                      ------------      ------------

         Total Expenses                                  1,408,891           689,565

Loss from Operations                                      (278,834)         (374,391)

Gain on sale of Subsidiary                                  96,727                --

Interest income (expense) net                               (7,577)            1,030

Income tax expense                                          (1,000)               --
                                                      ------------      ------------

         Net Loss                                     $   (190,684)     $   (373,361)
                                                      ============      ============

Weighted Average Shares Outstanding                     38,117,000        32,925,810
                                                      ============      ============
Basic and diluted net loss per common share           $       (.01)     $       (.01)
                                                      ============      ============

        See accompanying notes to the consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months      Three months
                                                                 Ended             Ended
                                                             March 31, 2002    March 31, 2001
                                                             --------------    --------------
Cash Flows used in Operating Activities:
 Net Loss                                                     $   (190,684)     $   (373,361)

Adjustments to Reconcile Net Loss to Net Cash Flow Used:
  Common stock issued for compensation                              47,357                --
  Depreciation and amortization expense                             81,287            48,308

  Gain on sale of Subsidiary                                       (96,727)               --
                                                              ------------      ------------
      Cash Flows used in Operating Activities                     (158,767)         (325,053)

Changes in Operating Assets and Liabilities, (Net of
   acquired working capital components):
  (Increase) decrease in accounts and notes receivable             158,862           (19,082)
   Increase (decrease) in accounts payable/accrued
   liabilities/deferred revenues                                  (187,611)          151,666
                                                              ------------      ------------
        Net Change to Operating Assets and Liabilities             (28,749)          132,584
                                                              ------------      ------------
        Net Cash used in Operations                               (187,516)         (192,469)

Cash Flows from (used in) Investing Activities:
  Capital expenditures - computers & office furniture                   --            (1,062)
  Working capital of Discover Mortgage Corporation
    Acquired via common stock                                      119,215                --
                                                              ------------      ------------
       Net Cash from (used in)Investing Activities                 119,215            (1,062)

Cash Flows provided by Financing Activities:
  Common stock issued for cash                                     185,000           132,561
  Advances from  Northwest Financial Group, Inc. net of
   absorbed former officer receivable                                                 81,300
  Rent expense paid to Northwest Investment Trust                  (72,500)          (18,551)
  Payment of capital leases and notes                               (9,999)               --
  Payables converted to debt                                        10,500                --
                                                              ------------      ------------

       Net Cash Provided by Financing Activities                   113,001           195,310

Net Increase in Cash and Cash Equivalents                           44,700             1,779
Cash and Cash Equivalents at Beginning of Period                    87,249            20,104
                                                              ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    131,949      $     21,883
                                                              ============      ============


 Interest                                                     $      8,356      $         --
                                                              ============      ============
 Income taxes                                                 $      1,000      $         --
                                                              ============      ============
Common stock issued for Discover Mortgage                     $    233,925      $         --
                                                              ============      ============

Note receivable received for sale of subsidiary $175,000,
net of fixed Assets sold $4,562 franchise costs
$ 96,250 and liabilities assumed $22,539                      $     96,727      $         --
                                                              ============      ============

          See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation

     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management of the Company are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the Company's audited financial statements included in its Form 10-KSB report for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2002.

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

4.   Sale of Subsidiary - WHY USA Advantage Realty of Janesville, Wisconsin

     The Company sold its WHY USA real estate franchise in Janesville, Wisconsin for a note receivable in the amount of $175,000. The note bears interest at 6% and requires quarterly payments amortized over a 10 year period. The transaction was effective February 28, 2002.

5.   Purchase of Discover Mortgage Corporation

     The Company acquired 100 % of Discover Mortgage Corporation for 1,177,140 shares of common stock effective January 1, 2002. The summarized balance sheet and operations of Discover Mortgage Corporation at December 31, 2001 are as follows:

                  Receivables                    $ 226,883

                  Fixed Assets - net                57,355
                                                 ---------

                        Total Assets             $ 284,188
                                                 =========

                  Liabilities - payables
                  and accrued payroll                         $   87,417

                  Bank Debt                                   $   20,200

                  Stockholder equity                          $  176,571
                                                              ----------

                           Total Liabilities & Equity         $  284,188


                  Sales                                       $2,802,801

                  Cost of sales                               $2,481,672

                  Interest Expense                            $   11,580
                                                              ----------

                  Net Income                                  $  309,549


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

         The Company derives its revenues primarily from mortgage origination fees from mortgage lending and franchise sales and royalty fees from the real estate franchising operations of the Company. Mortgage lending services are conducted through offices of the Company located in Minneapolis, MN and Phoenix AZ, and a telemarketing call center located in northern Minnesota. The Company's "WHY USA" real estate franchise program is conducted from a central office located in Wisconsin. The Company currently has 71 franchisees offering real estate services under our WHY USA brand name. The Company also directly operates one WHY USA real estate business in Arizona which it purchased from a former franchisee. Currently the Company is in the process of selling this Company owned Arizona location to an independent party.

         The Company has a limited operating history upon which investors may evaluate its business and prospects. Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of March 31, 2002 had an accumulated deficit of approximately $4.85 million. The Company intends to expend considerable financial and management resources on sales and marketing and expanded operations to support larger-scale business operations. As a result, the Company expects to continue incurring losses for the remainder of this year. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate cash from operations in the future.

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

Results of Operations

         Revenue increased to $1,130,057 for the three months ended March 31, 2002 from $315,174 for the comparable three month period of 2001. This 259% revenue increase was due to substantial increased mortgage originations both from expanding business in Minnesota and from new business related to our 2001 Arizona acquisitions.

         Direct Cost of Services increased to $825,980 in the three months ended March 31, 2002 from $118,494 in the three months ended March 31, 2001, which increase was attributable to increased revenue levels and a more accurate allocation of our expenses under the categories of our direct costs of services.

         Gross margin, as determined by deducting the direct cost of services from total revenues, was approximately 27% for the three months ended March 31, 2002. There is no valid comparison with the similar period of 2001, since we changed our accounting categories for direct costs in the middle of 2001.

         Sales and marketing costs decreased somewhat when comparing the first three months of 2002 to the comparable period of 2001. General and administrative expenses increased to $469,133 in the three months ended March 31, 2002 from $340,015 during the comparable three months of 2001 which 38% increase was due primarily to increased revenue levels.

         Amortization of goodwill and acquisition costs decreased from $163,564 in the three months ended March 31, 2001 to $46,766 for the comparable three months of 2002.

         Net loss of $190,684 for the three months ended March 31, 2002 decreased from a net loss of $373,361 for the three months ended March 31, 2001. This significant decrease in our losses was due primarily to better economies of scale attributable to our substantially increased mortgage origination revenues.

Liquidity and Capital Resources

         Our liquidity is very limited. As of March 31, 2002, we had a negative working capital of $(320,024) and $131,949 of cash. Since inception of our current mortgage brokerage and real estate franchising operations, we have funded our development, acquisitions and ongoing operations through private placements of our common stock along with advances to us from affiliated persons. We most likely will need to raise additional capital from sales of our equity securities to support our current operations and planned expansion activities. If we cannot raise additional funds through one or more sources, we would need to scale back our planned operations significantly. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

         Net cash used in our operating activities for the three months ended March 31, 2002 was $187,611 compared to $ 192,469 for the comparable period of 2001.

         Net cash provided by investment activities for the three months ended March 31, 2002 was $119,215 compared to net cash used by investing activities for the comparable three months of 2001 of $1,062 which difference was attributable to working capital acquired in 2002 incident to our acquisition of Discover Mortgage Corporation.

         Net cash provided by financing activities for the three months ended March 31, 2002 was $113,001 compared to $195,310 for the comparable three months of 2001. Cash provided by financing activities in both of these first quarters was due primarily to sales of our common stock in private placements.

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

Income Taxes

         Due to its continuing net losses, the company paid no income taxes in any reported period. As of March 31, 2002, the Company had approximately $4.8 million of net operating loss carryforwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Due to acquisitions, the Company's ability to benefit from net operating loss carryforward may be limited materially.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2. CHANGES IN SECURITIES

(a) In January 2002 the Company issued 58,000 restricted common shares to an accredited investor in satisfaction of accounts payable in the amount of $29,000.

(b) In March 2002 the Company issued 184,570 restricted common shares to an officer of the company in satisfaction of accounts payable for services in the amount of $18,457.

(c) During February - March 2002, the Company sold and issued a total of 1,850,000 restricted common shares in a private placement to a limited group of accredited investors at $.10 per share, or a total of $185,000.

(d) In February 2002 the Company issued a total of 1,177,140 restricted common shares to the former owners of Discover Mortgage Corp., which was acquired by the Company effective January 1, 2002. See report of the Company on Form 8-K dated February 21, 2002.

         The foregoing transactions were exempt from registration in reliance upon section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The recipient of shares in these transactions all of whom are accredited investors, represented their intention to acquire these shares for investment only and not with a view to sell in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the certificate issued in these transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits - None
         (b) Reports on Form 8-K. The registrant filed one current report on Form 8-K during the quarter ended March 31, 2002 which was dated February 21, 2002. This report referred to the Registrant's acquisition of Discover Mortgage Corp., a HUD approved mortgage broker providing mortgage lending services in Minnesota and Wisconsin.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: May 10, 2002             WHY USA FINANCIAL GROUP, INC.


                                        By  /S/ Donald Riesterer
                                            ----------------------------------
                                                Donald Riesterer
                                                Chairman of the Board

                                        And /S/ Leslie M.  Pearson
                                            ----------------------------------
                                                Leslie M. Pearson
                                                Chief Financial Officer