Form 10QSB
period 2002-06-30
WHY USA FINANCIAL GROUP INC
filed 2002-08-13
CIK 1113450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002
                         Commission File Number 0-30601

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of June 30, 2002 was 46,565,776.

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
                                                   WHY USA FINANCIAL GROUP, INC.
                                                      CONSOLIDATED BALANCE SHEET


                                                     June 30,
                          ASSETS                        2002
                                                   -----------
Current Assets Cash                                $    72,020
 Accounts Receivable - net                             387,549
 Mortgage Loans Held For Resale                        158,901
                                                   -----------
      Total Current Assets                             618,470

Property and Equipment - net                           227,686

Franchise Acquisition Costs - net                    1,760,979

Other Assets:
 Equity in Real Estate                                 240,000
 Deposits & Prepaid Assets                             277,293
 Note Receivable for Sale of Subsidiary                175,130
 Goodwill                                              176,570
                                                   -----------
      Total Assets                                 $ 3,476,128
                                                   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                 $   474,457
  Accrued Expenses                                     127,983
  Bank Loan & Current Portion of
   Capital Leases                                      191,201
                                                   -----------
      Total Current Liabilities                        793,641
Long Term Liabilities:
  Liabilities Payable in Stock                         281,089
  Capital Leases - Long Term Portion                    31,306
                                                   -----------
      Total Long Term Liabilities                      312,395

Stockholders' Equity:
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding             --
  Common stock: $.001 par value, authorized
   250,000,000, 46,565,776
   issued and outstanding at June 30, 2002              46,565
  Additional Paid-in Capital                         7,326,485
  Accumulated Deficit                               (5,002,958)
                                                   -----------
      Total Stockholders' Equity                     2,370,092
                                                   -----------

      Total Liabilities and Stockholders' Equity   $ 3,476,128
                                                   ===========


          See accompanying notes to consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months       Three Months        Six Months         Six Months
                                         Ended              Ended              Ended              Ended
                                     June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                      ------------       ------------       ------------       ------------
Revenue:
   Mortgage lending services          $    972,464       $    629,368          2,000,899            836,354
   Real estate franchise sales
    and services                           324,292            260,529            420,781            365,982
                                      ------------       ------------       ------------       ------------

          Total Revenue                  1,296,756            889,897          2,421,680          1,202,336


Operating Expenses:
   Direct Cost of Services
      Mortgage Lending                     484,598            225,648            927,374            332,906
      Real Estate Activities                31,651             25,110             68,928             77,983

   General and Administrative              723,074            533,839          1,486,162          1,086,708
   Sales and Marketing Costs                98,300             71,204            181,683            151,021
   Depreciation                             20,361              8,792             40,879             13,256
   Amortization                             60,245            669,396            121,260            558,765
                                      ------------       ------------       ------------       ------------

         Total Expenses                  1,418,229          1,533,989          2,826,286          2,220,819

Loss from Operations                      (121,473)          (644,092)          (404,604)        (1,018,483)

Gain (Loss)on sale of Subsidiary           (26,006)                --             74,999

Interest income (expense) net               (6,866)             2,159            (15,422)             3,189

Income tax expense                              --                 --                 --                 --
                                      ------------       ------------       ------------       ------------
         Net Loss                     $   (154,345)      $   (641,933)          (345,029)        (1,015,294)
                                      ============       ============       ============       ============

Weighted Average
   Shares Outstanding                   45,813,209         34,497,640         42,517,325         33,396,725
                                      ============       ============       ============       ============
Basic and diluted net
  loss per common share               $       (.00)      $      (0.02)      $      (0.01)      $      (0.03)
                                      ============       ============       ============       ============

        See accompanying notes to the consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months        Six months
                                                                 Ended             Ended
                                                             June 30, 2002     June 30, 2001
                                                              -----------       -----------
Cash Flows used in Operating Activities:
 Net Loss                                                     $  (345,029)      $(1,015,294)

Adjustments to Reconcile Net Loss to Net Cash Flow Used:
  Common stock issued for compensation                            129,457           627,667
  Depreciation and amortization expense                           161,889           102,687

  Net Book Value of Franchise Costs and Fixed Assets
  In Asset Sales of Subsidiaries                                  142,734                --
                                                              -----------       -----------

      Cash Flows providing (used in)
          Operating Activities                                     89,051          (284,940)

Changes in Operating Assets and Liabilities,(Net of
   acquired working capital components):
   (Increase)decrease in accounts and notes receivable           (191,632)          166,145
     including Sale of Subsidiary
   Increase (decrease) in accounts payable/accrued
   liabilities/deferred revenues                                  (17,504)          (74,320)
                                                              -----------       -----------

         Net Change to Operating Assets and Liabilities          (209,136)           91,825
                                                              -----------       -----------

       Net Cash used in Operations                               (120,085)         (193,115)

Cash Flows from (used in) Investing Activities:
  Capital expenditures - computers & office furniture              (5,724)           (1,662)
  Working capital of Discover Mortgage Corporation
    acquired via common stock                                    (119,215)               --
                                                              -----------       -----------

       Net Cash from (used in)Investing Activities               (124,939)           (1,662)

Cash Flows provided by Financing Activities:
  Common stock issued for cash and warrant conversions            380,191           232,561
  Rents and advances to Northwest Financial Group, Inc.
   and Northwest Investment Trust                                (150,909)           67,189
  Notes and loan payments                                         (20,288)          (31,500)
  Payment of capital leases and notes                                                    --
  New loans                                                        20,801                --
                                                              -----------       -----------

       Net Cash Provided by Financing Activities                  229,791           268,250

Net Increase(decrease)in Cash and Cash Equivalents                (15,229)           73,473
Cash and Cash Equivalents at Beginning of Period                   87,249            20,104
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    72,020       $    93,577
                                                              ===========       ===========

 Interest                                                     $    15,422       $        --
                                                              ===========       ===========
 Income taxes                                                 $     1,000       $        --
                                                              ===========       ===========

Supplemental non cash financing activities:

Common stock issued for Discover Mortgage
Corporation - Goodwill $176,570, fixed
assets $54,447 & deposits $2,908 (Working
Capital Component is investing addition               $  233,925      $       --
                                                      ==========      ==========
Note receivable received for sale of
subsidiary $175,000, net of fixed Assets
sold $4,562 franchise costs $ 96,250 and
liabilities assumed $22,539                           $   96,727      $       --
                                                      ==========      ==========
Issued 2,428,250 shares to an officer to
satisfy a $150,000 franchise acquisition
note, accrued interest of $21,671 and accrued
commissions totaling $95,148 for a total
consideration of $242,825.                            $  242,825      $       --
                                                      ==========      ==========
Common stock issued to pay compensation
liabilities previously accrued                        $  148,146      $       --
                                                      ==========      ==========

          See accompanying notes to consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of presentation

         The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management of the Company are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the Company's audited financial statements included in its Form 10-KSB report for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2002.


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


4.       Sale of Subsidiary - WHY USA Rock Valley of Phoenix, Arizona

         The Company sold its WHY USA real estate franchise in Phoenix, Arizona for cash in the amount of $20,000. The transaction was effective May 15, 2002.

5.       Purchase of Discover Mortgage Corporation

         The Company acquired 100 % of Discover Mortgage Corporation for 1,177,140 shares of common stock effective January 1, 2002. The summarized balance sheet and operations of Discover Mortgage Corporation at December 31, 2001 are as follows:

              Receivables                                       $   226,883

               Fixed Assets - net                                    57,355
                                                                -----------
                      Total Assets                              $   284,188
                                                                ===========
             Liabilities - payables
             and accrued payroll                                $    87,417

             Bank Debt                                          $    20,200

             Stockholder equity                                 $   176,571
                                                                -----------
                      Total Liabilities & Equity                $   284,188


             Sales                                              $ 2,802,801

             Cost of sales                                      $ 2,481,672

             Interest Expense                                   $    11,580
                                                                -----------
             Net Income                                         $   309,549


6. The Company converted the note of $250,000 for the Arizona Franchise acquisition into a combination of franchise sales and common stock. A former loan officer was owed $95,148 for back commissions and also owned 60% of the L & S note, he assigned his interest in the unpaid commissions and note to the Chairman of the Company. The balance of the L & S note was owned by another officer of the Company. The Company exchanged 13 franchises for payment of $100,000 of the note and accrued interest of $8,000. The franchises are in new territories in the Minneapolis area. The balance of the note of $150,000 plus accrued interest of $13,716 and the unpaid commissions were exchanged for a new franchise in a remote western state and 2,428,250 shares of common stock valued at $.10 per share. The accompanying financial statement reflects franchise sales of $123,900 for the exchange of the 14 new franchises and relief of the debt and accrued interest from the balance sheet.

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

         The Company derives its revenues primarily from mortgage origination fees from mortgage lending and franchise sales and royalty fees from the real estate franchising operations of the Company. Mortgage lending services are conducted through offices of the Company located in Minneapolis, MN and Phoenix AZ, and a telemarketing call center located in northern Minnesota. The Company's "WHY USA" real estate franchise program is conducted from a central office located in Minnesota. The Company currently has 84 franchisees offering real estate services under our WHY USA brand name.

         The Company has a limited operating history upon which investors may evaluate its business and prospects. Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of June 30, 2002 had an accumulated deficit of approximately $5.3 million. The Company intends to expend considerable financial and management resources on sales and marketing and expanded operations to support larger-scale business operations. As a result, the Company expects to continue incurring losses for the remainder of this year. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate cash from operations in the future.

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

Results of Operations
---------------------

         Revenue increased to $2,421,680 for the six months ended June 30, 2002 from $1,202,336 for the comparable six month period of 2001. This 101% revenue increase was due to substantial increased mortgage originations both from expanding business in Minnesota and from new business related to our 2001 & 2002 acquisitions.

         Direct Cost of Services increased to $996,302 in the six months ended June 30, 2002 from $ 410,889 in the six months ended June 30, 2001, which increase was attributable to increased revenue levels and a more direct allocation of our expenses under the categories of our direct costs of services.

         Gross margin, as determined by deducting the direct cost of services from total revenues, was approximately 59 % for the six months ended June 30, 2002. There is no valid comparison with the similar period of 2001, since we changed our accounting categories for direct costs in the middle of 2001.

         Sales and marketing costs increased somewhat when comparing the first six months of 2002 to the comparable period of 2001. General and administrative expenses increased to $1,486,162 in the six months ended June 30, 2002 from $1,086,708 during the comparable six months of 2001 which 26% increase was due primarily to increased revenue levels.

         Amortization of goodwill and acquisition costs decreased from $558,765 in the six months ended June 30, 2001 to $121,260 for the comparable six months of 2002.

         Net loss of $ 345,029 for the six months ended June 30, 2002 decreased from a net loss of $1,015,294 for the six months ended June 30, 2001. This significant decrease in our losses was due primarily to improved economies of scale attributable to our substantially increased mortgage origination revenues.


Liquidity and Capital Resources
-------------------------------

         Our liquidity is very limited. As of June 30, 2002, we had a negative working capital of $(175,171) and $72,020 of cash. Since inception of our current mortgage brokerage and real estate franchising operations, we have funded our development, acquisitions and ongoing operations through private placements of our common stock along with advances to us from affiliated persons. We most likely will need to raise additional capital from sales of our equity securities to support our current operations and planned expansion activities. If we cannot raise additional funds through one or more sources, we would need to scale back our planned operations significantly. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

         Net cash used in our operating activities for the six months ended June 30, 2002 was $120,085 compared to $193,115 for the comparable period of 2001.

         Investment activities for the six months ended June 30, 2002 was $124,939 compared to net cash used by investing activities for the comparable three months of 2001 of $1,662 which difference was attributable to working capital acquired in 2002 incident to our acquisition of Discover Mortgage Corporation via common stock.

         Net cash providing financing activities for the six months ended June 30, 2002 was $229,793 compared to $268,250 for the comparable six months of 2001. Cash provided by financing activities in both of these six-month periods was due primarily to sales of our common stock in private placements.

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


Income Taxes
------------

         Due to its continuing net losses, the company paid no income taxes in any reported period. As of June 30, 2002, the Company had approximately $4,500,000 million of net operating loss carryforwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Due to acquisitions, the Company's ability to benefit from net operating loss carryforward may be limited materially.


--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2.  CHANGES IN SECURITIES

         (a) During April - June, 2002, the Company sold and issued a total of 1,963,247 restricted common shares in a private placement to a limited group of accredited investors at $.10 per share, or a total of $197,858.

         (b) During June 2002, the Company issued a total of 1,350,000 restricted common shares to officers and other persons providing services in conversion of such accounts payable in the total amount of $135,000, based on a price of $.10 per share.

         (c) In June 2002, the Company sold and issued 36,666 restricted common shares to existing shareholders at $.20 per share incident to exercise of outstanding warrants.

         (d) In June 2002, the Company issued 2,428,250 restricted common shares to an officer to satisfy principal and interest payable totaling $171,671 and commissions totaling $95,148 at $.10 per share.

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

         (b)      Reports on Form 8-K - None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: August  12, 2002                    WHY USA FINANCIAL GROUP, INC.



                                                   By /S/ Leslie M.  Pearson
                                                      --------------------------
                                                      Leslie M. Pearson
                                                      Chief Financial Officer