Form 10-Q
period 2002-09-30
WHY USA FINANCIAL GROUP INC
filed 2002-11-12
CIK 1113450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002
                         Commission File Number 0-30601

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of September 30, 2002 was 47,107,776.

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
                                                   WHY USA FINANCIAL GROUP, INC.
                                                    CONSOLIDATED BALANCE SHEET

                                                           Sept 30,
                          ASSETS                             2002
                                                         -----------
Current Assets:
 Cash                                                    $   172,377
 Accounts Receivable - net of $55,000 Allowance              410,395
 Mortgage Loans Held For Resale                              158,901
 Accounts Receivable - Affiliates                             21,718
                                                         -----------
      Total Current Assets                                   763,391

Property and Equipment - net                                 217,343

Franchise Acquisition Costs - net
                                                           1,715,255
Other Assets:
 Deposits & Prepaid Assets                                   231,575
 Note Receivable for Sale of Subsidiary                      172,901
 Goodwill                                                    176,570
                                                         -----------
      Total Assets                                       $ 3,277,035
                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                       $   496,971
  Accrued Expenses                                           316,583
  Bank Loan & Current Portion of
   Capital Leases                                            189,201
                                                         -----------
      Total Current Liabilities                            1,002,755
Long Term Liabilities:
  Liabilities Payable in Stock                                41,089
  Capital Leases - Long Term Portion                          33,306
                                                         -----------
      Total Long Term Liabilities                             74,395

Stockholders' Equity:
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding                   --
  Common stock: $.001 par value, authorized
   250,000,000, 47,107,776
   issued and outstanding at September 30, 2002               47,108
  Additional Paid-in Capital                               7,358,463
  Accumulated Deficit                                     (5,205,686)
                                                         -----------
      Total Stockholders' Equity                           2,199,885
                                                         -----------

      Total Liabilities and Stockholders' Equity         $ 3,277,035
                                                         ===========

          See accompanying notes to consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Three Months         Three Months          Nine Months           Nine Months
                                            Ended                Ended                Ended                Ended
                                       Sept. 30, 2002       Sept. 30, 2001       Sept. 30, 2002       Sept. 30, 2001
                                        ------------         ------------         ------------         ------------
Revenue:
   Mortgage Lending Services            $  1,198,964         $    752,030         $  3,199,864         $  1,490,488
   Real Estate Franchise Sales               107,812              226,818              525,512              690,737
    and Services
                                        ------------         ------------         ------------         ------------
          Total Revenue                    1,306,776              978,848            3,725,376            2,181,225

Operating Expenses:
   Direct Cost of Services
      Mortgage Lending                       686,709              324,033            1,614,235              655,943
      Real Estate Activities                  16,297               12,803              147,872               90,787
   General and Administrative                661,380              775,696            2,150,760            1,636,393
   Sales and Marketing Costs                  70,961               55,661              186,475              208,213
   Depreciation                               21,459                9,422               62,341               22,677
   Amortization                               59,724              108,380              180,734              892,840
                                        ------------         ------------         ------------         ------------

         Total Expenses                    1,516,530            1,285,995            4,342,417            3,506,853

Loss from Operations                        (209,754)            (307,147)            (617,041)          (1,325,628)

Net Gain on Sale of Subsidiaries               1,702                   --               76,701                   --

Interest Income (expense) net                  5,325              (15,550)              (6,416)             (12,360)

Income Tax Expense                                --                   --               (1,000)                  --
                                        ------------         ------------         ------------         ------------

         Net Loss                       $   (202,727)        $   (322,697)        $   (547,756)        $ (1,337,988)
                                        ============         ============         ============         ============

Weighted Average
   Shares Outstanding                     46,998,798           35,150,000           44,510,654           35,050,000
                                        ============         ============         ============         ============
Basic and diluted net
  loss per common share                 $       (.00)        $      (0.01)        $      (0.01)        $      (0.04)
                                        ============         ============         ============         ============

        See accompanying notes to the consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months          Nine months
                                                                   Ended                Ended
                                                              Sept. 30, 2002       Sept. 30, 2001
                                                               ------------         ------------
Cash Flows used in Operating Activities:
 Net Loss                                                      $   (547,756)        $(1,337,988)

Adjustments to Reconcile Net Loss to Net Cash Flow Used:
  Common stock issued for compensation                              129,457             627,667
  Depreciation and amortization expense                             243,075             161,174
  Net Book Value of Franchise Costs and Fixed Assets
  in Asset Sales of Subsidiaries                                    142,734                  --
                                                               ------------         -----------
      Cash Flows providing (used in)
          Operating Activities                                      (32,490)           (549,147)

Changes in Operating Assets and Liabilities,(Net of
   acquired working capital components):
   (Increase)decrease in accounts and notes receivable
     including Sale of Subsidiary                                   (64,996)             23,947
   Increase (decrease) in accounts payable/accrued
   liabilities/deferred revenues                                    (52,048)            248,438
                                                               ------------         -----------

         Net Change to Operating Assets and Liabilities             (12,948)            272,385
                                                               ------------         -----------
       Net Cash used in Operations                                  (45,438)           (276,762)

Cash Flows from (used in) Investing Activities:
  Capital expenditures - computers & office furniture               (12,160)            (11,963)
  Working capital of Discover Mortgage Corporation
    acquired via common stock                                      (119,215)             32,000
                                                               ------------         -----------

       Net Cash from (used in)Investing Activities                 (131,375)             20,037

Cash Flows provided by Financing Activities:
  Common stock issued for cash and warrant conversions              412,711             332,561
  Rents and advances to Northwest Financial Group, Inc.
   and Northwest Investment Trust                                  (140,909)             48,000
  Payment of capital leases and notes                               (19,061)            (54,470)
  New loans and accrued interest                                      9,200                  --
                                                               ------------         -----------

       Net Cash Provided by Financing Activities                    261,941             326,091

Net Increase in Cash and Cash Equivalents                            85,128              69,366

Cash and Cash Equivalents at Beginning of Period                     87,249              20,104
                                                               ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    172,377         $    89,470
                                                               ============         ===========

 Interest                                                      $     14,672         $        --
                                                               ============         ===========
 Income taxes                                                  $      1,000         $        --
                                                               ============         ===========

Supplemental non cash financing activities:

Common stock issued for Discover Mortgage Corporation
- Goodwill $176,570, fixed assets $54,447 & deposits
$2,908 (Working Capital Component is investing addition)       $    233,925         $        --
                                                               ============         ===========
Note receivable received for sale of subsidiary
$175,000, net of fixed Assets sold $4,562 franchise
costs $ 96,250 and liabilities assumed $22,539                 $     96,727         $        --
                                                               ============         ===========
Issued 2,428,250 shares to an officer to satisfy a
$150,000 franchise acquisition note, accrued interest
of $21,671 and accrued commissions totaling $95,148
for a total consideration of $242,825.                         $    242,825         $        --
                                                               ============         ===========
Common stock issued to pay compensation liabilities
previously accrued
                                                               $    148,146         $        --
                                                               ============         ===========

          See accompanying notes to consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management of the Company are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the Company's audited financial statements included in its Form 10-KSB report for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2002.


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

         The Company has a limited operating history upon which investors may evaluate its business and prospects. Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of September 30, 2002 had an accumulated deficit of approximately $5.2 million. The Company expects to continue incurring losses for the remainder of this year. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate cash from operations in the future.

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

Results of Operations
---------------------

         Revenue increased to $3,725,376 for the nine months ended September 30, 2002 from $2,181,225 for the comparable nine month period of 2001. This 71% revenue increase was due to substantial increased mortgage originations both from expanding business in Minnesota and from new business related to our acquisitions.

         Direct Cost of Services increased to $ 1,762,107 in the nine months ended September 30, 2002 from $746,730 in the nine months ended September 30, 2001, which increase was attributable primarily to increased revenue levels.

         Gross margin, as determined by deducting the direct cost of services from total revenues, was approximately 53% for the nine months ended September 30, 2002. There is no valid comparison with the similar period of 2001, since we changed our accounting categories for direct costs in the middle of 2001.

         Sales and marketing costs decreased slightly when comparing the first nine months of 2002 to the comparable period of 2001. General and administrative expenses increased to $2,150,760 in the nine months ended September 30, 2002 from $1,636,393 during the comparable nine months of 2001 which 31% increase was due primarily to increased revenue levels.

         Amortization related to acquisitions decreased from $892,840 in the nine months ended September 30, 2001 to $180,734 for the comparable nine months of 2002, due primarily from accounting changes relating to the treatment of goodwill. Depreciation increased from $22,677 in the nine months ended September 30, 2001 to $62,341 for the comparable nine months of 2002 due primarily to our acquisition of Discover Mortgage.

         Net loss of $(547,756) for the nine months ended September 30, 2002 decreased from a net loss of $(1,337,988) for the nine months ended September 30, 2001. This significant decrease in our losses was due to improved economies of scale attributable to our substantially increased mortgage origination revenues as well as to a substantial decrease in our amortization expenses.


Liquidity and Capital Resources
-------------------------------

         Our liquidity is very limited. As of September 30, 2002, we had a negative working capital of $(239,364) and $ 172,377 of cash. Since inception of our current mortgage brokerage and real estate franchising operations, we have funded our development, acquisitions and ongoing operations through private placements of our common stock along with advances to us from affiliated persons. We most likely will need to raise additional capital from sales of our equity securities to support our current operations and planned expansion activities. If we cannot raise additional funds through one or more sources, we would need to scale back our planned operations significantly. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

         Net cash used in our operating activities for the nine months ended September 30, 2002 was $(45,438) compared to $(276,762) for the comparable period of 2001.

         Net cash used in our investment activities for the nine months ended September 30, 2002 was $(131,375) compared to net cash provided by investment activities for the comparable nine months of 2001 of $20,037 which difference was attributable to working capital acquired in 2002 via common stock incident to our acquisition of Discover Mortgage Corporation.

         Net cash provided by financing activities for the nine months ended September 30, 2002 was $261,941 compared to $326,091 for the comparable nine months of 2001. Cash provided by financing activities in both of these nine-month periods was due primarily to sales of our common stock in private placements.


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


Income Taxes
------------

         Due to its continuing net losses, the company paid no income taxes in any reported period. As of September 30, 2002, the Company had approximately $4.7 million of net operating loss carryforwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Due to acquisitions, the Company's ability to benefit from net operating loss carryforward may be limited materially.


--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 2. CHANGES IN SECURITIES

     (a) During July - September, 2002, the Company sold and issued a total of 542,000 restricted common shares in a private placement to a limited group of accredited investors at $.06 per share, or a total of $32,520.

     These transactions were exempt from registration in reliance upon section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The recipient of shares in these transactions all of whom are accredited investors, represented their intention to acquire these shares for investment only, and not with a view to sell in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the certificate issued in these transactions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits - None
     (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2002


                                                   WHY USA FINANCIAL GROUP, INC.



                                                  By  /S/ Leslie M.  Pearson
                                                      --------------------------
                                                         Leslie M. Pearson
                                                         Chief Financial Officer