Form 10-K
period 2002-12-31
WHY USA FINANCIAL GROUP INC
filed 2003-03-28
CIK 1113450

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $5,570,105.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices per share on March 3, 2003 was approximately $2,500,000.

As of March 3, 2003, the issuer had outstanding approximately 58,196,110 shares of its common stock, $0.001 par value.

      SAFE HARBOR STATEMENT REGARDING FORWARD LOOKING STATEMENTS UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     This annual report on Form 10-KSB contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include, but are not limited to, the Company's limited business history, variability of operating results, uncertainty of future profits, general risks associated with providing services in the real estate and mortgage lending industries, failure or inability of the Company to obtain additional working capital financing when needed, management of the Company's growth in an effective manner, and the following more specific risk factors:

     o The Company's operations are periodically affected substantially by changes in general economic conditions, particularly those involving material fluctuations in interest rates or tightening in the availability of funding from financial institutions.

     o The Company's business is dependent substantially upon favorable interest rates and continuing healthy conditions in new and used residential sales and purchases and refinancing thereof, both nationally and locally in areas served by the Company.

     o The Company's real estate franchising operations are dependent upon the results of its independent franchisees over whom the Company has no direct control, and upon the ability of the Company to keep its franchisees properly trained and motivated to actively conduct residential sales and purchases in their respective franchise territories.

     o The Company's future financial condition and success will depend substantially upon its ability to obtain a substantial and growing share of real estate and mortgage business in areas where it operates, and also upon the Company being able to increase its franchise network materially. There is no assurance that the Company's real estate franchising or mortgage financing services or its various marketing concepts will achieve the market acceptance from prospective franchisees and homeowners to become successful.

     o Competition in the real estate franchising and mortgage financing industries is intense, and each of these industries includes many large and well-established firms and companies, banks and other financing institutions, and specialized service companies, as well as innumerable small and medium competitors. Many of our competitors are substantially larger than our company and have significantly greater financial, personnel, marketing and other resources than those possessed by us. Moreover, many of our competitors already have obtained a significant customer base and achieved significant and widespread brand name recognition for their services, franchises and marketing networks. There is no assurance we will be able to compete effectively against our many competitors, or that we will be able to respond adequately to the various competitive factors characteristic of our industry. Moreover, we expect to encounter additional significant industry competitors which will emerge from time to time in the future.

     o Our directors, officers and other persons affiliated with our management as a group hold a majority percentage ownership of our outstanding common stock, and thus as a group they will be able to set and control our business policies and operations, including the ability to manage all operations, appoint all executive officers, determine all management salaries and other compensation, and elect all members of our Board of Directors.

     o Our future success is very dependent upon the experience and efforts of our management team and key operational personnel. The loss of services of one or more of our officers or other key employees could have a material adverse effect on our business and future prospects. We also will be very dependent upon our ability to attract and retain key management, marketing and operational personnel for our planned expansion and any inability to hire future qualified personnel would most likely have a material adverse effect on our business and prospects.

     o We regard our intellectual property, including our franchise program, our trademarks and tradenames, and our confidential Operations Manuals and trade secrets, as being particularly valuable to our current and future franchise business. We will rely upon general trademark and franchise laws, confidentiality agreements, and certain other matters to protect our intellectual property. There can be no assurance that the various steps taken by us to protect our proprietary intellectual property rights will be adequate or effective, or that third parties will not infringe on or misappropriate our proprietary rights.

     o Our business strategy and future expansion plans rely materially on our ability to identify and acquire additional established mortgage or other financial service companies from time to time. There is no assurance we will succeed in making suitable and favorable acquisitions in the future or that we will be able to successfully manage any acquired businesses or integrate them effectively into our overall operations.


                               GENERAL INFORMATION
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction
------------

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

Background
----------

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

Acquisition Strategy and Transactions
-------------------------------------

     Since our reorganization was completed in late 1999, a principal element of our business strategy has been to expand our business through acquisitions of established businesses in our industry. The primary goal of our acquisition strategy is to enable us to become a national presence in our industry over the coming years, which we believe will provide considerable economies of scale in our operations due to material and instant increases in our revenue base whenever we complete an acquisition. Moreover, we believe we will be able to access more favorable terms from financial institutions providing our mortgage funding as our lending transactions increase from acquisitions.

     During 2001 and early 2002, we conducted a number of acquisition transactions including i) completion of acquisitions of three Arizona mortgage lending companies, ii) abandonment of two transactions to acquire affiliated financial services companies located in Minnesota and South Dakota, and
iii)acquiring a significant Minneapolis mortgage lender. This acquisition activity is described as follows:

     AMERICA'S CASHLINE CORPORATION ("Cashline") - In February 2001 we completed acquiring all of the outstanding capital stock of Cashline, which conducted business from Scottsdale, AZ primarily dealing with subprime mortgage lending transactions. Consideration given by us to acquire Cashline consisted of 600,000 shares of our common stock and cash in the amount of approximately $500,000. By the summer of 2001, it became clear to us that this Cashline acquisition was a serious mistake which had resulted in a substantial loss to us, that the former owners of Cashline had misrepresented its business and financial position significantly, and that Cashline was basically insolvent. Accordingly, we terminated any further business operations or activities of Cashline and rescinded this transaction in order to recover the common stock we issued in the transaction.

     VALLEY FINANCIAL AND MORTGAGEBANC - In June, 2001 we acquired two affiliated Arizona mortgage lenders, Valley Financial Funding LLC ("Valley") and First National MortgageBanc, LLC ("MortgageBanc"), which were engaged in residential mortgage lending and originations primarily in the Phoenix AZ vicinity. Assets acquired by us in this transaction included significant mortgage broker and banker licenses, leased office facilities in Arizona, considerable office furniture and equipment, and perceived substantial goodwill related to their established and ongoing businesses.

     We did not expend any cash to acquire Valley and MortgageBanc, since they were acquired through stock exchange agreements whereby we issued an aggregate of 830,000 shares of our common stock for all of the outstanding capital stock of Valley and MortgageBanc, plus warrants to purchase up to 1,000,000 additional shares at exercise prices ranging from $1 to $5 per share, and stock options for 450,000 shares exercisable at $1 per share.

     While consolidating the business of Valley and MortgageBanc into our overall mortgage origination business, we discovered they had misrepresented significantly their current and projected mortgage origination revenues, and also there were substantial material omissions in the financial statements provided us during our acquisition negotiations which resulted in their having actual material business losses rather than the substantial profits they had represented to us. Moreover, we were unable to obtain marketable title to material real estate assets in Arizona, which were represented on their financial statements to be owned by them.

     We continued to operate Valley and MortgageBanc for about 16 months, during which we committed significant resources toward attempting to attain profitability in Arizona. We were unable to improve their business enough to realize future profitability, and accordingly we terminated our Arizona mortgage origination business in late 2002. Valley and MortgageBanc incurred operating losses of approximately $210,000 in 2001 and $212,000 in 2002.

     We also formally rescinded these Valley and MortgageBanc acquisitions, which relieved us of substantial liabilities related to their subsidiary operations and also allowed us to cancel and rescind the common stock of our Company issued incident to these two acquisitions.

     Business conducted by us in Arizona through our Valley and MortgageBanc acquisitions constituted approximately 62% of our total mortgage lending revenues in 2001, and only approximately 17% of such revenues in 2002.

     INNOVATIVE FINANCIAL SYSTEMS - From July through October, 2001, we negotiated and entered into share exchange agreements to acquire all or most of the outstanding capital stock in two affiliated financial service companies known as Innovative Financial Systems, Inc. in South Dakota and Minnesota. These affiliated companies engaged in providing various financial services including check cashing and verification, ATM transactions and collection services. In order to purchase IFS-SD and IFS-MN, we would have been required to issue a total of 2,000,000 shares of our common stock plus considerable additional earnout shares based on future income, and assume significant promissory note obligations. After conducting substantial due diligence in late 2001 regarding these affiliated IFS companies, we were unable to obtain the information and documents we needed to determine effectively the operational status and financial condition of IFS-SD and IFS-MN. Accordingly, we allowed these IFS agreements to expire by their terms in 2001, and terminated the acquisition of these IFS companies.

     DISCOVER MORTGAGE CORP. - From November 2001 through January 2002, we negotiated to acquire Discover Mortgage Corp ("Discover") a Minnesota corporation engaged in mortgage lending in the Minneapolis St. Paul metropolitan area and certain other regions of Minnesota and Wisconsin. Discover has its main office in suburban Minneapolis and three branch offices in Duluth MN, St. Cloud MN and La Crosse, WI. Discover has a broad mortgage origination business ranging from jumbo mortgages to prime borrowers to small difficult-to-place mortgages for subprime or nonconforming customers. Discover is a HUD approved mortgage broker which generated in excess of $150 million of loan originations in 2001, resulting in profitable revenues exceeding $2.8 million. In 2002, Discover generated approximately $250 million of loan originations resulting in profitable revenues exceeding $3.9 million.

     Consideration given by us for Discover was limited to equity without requiring any cash outlay from us for this acquisition. We agreed to issue two times the net worth of Discover as of December, 2001 based on a common share price of $.30 per share, which resulted in a total of 1,177,140 common shares. In addition, the former shareholders of Discover were issued an additional 12,000,000 common shares related to Discover earnings in 2002 and their release of certain override and severance terms for which we were liable.

     The agreement to acquire Discover was executed and closed in early February 2002, after which Discover became a wholly-owned subsidiary of our company. For accounting and operational purposes, the effective date of the Discover acquisition was January 1, 2002. We have entered into employment agreements to retain the services of the principal former owners and executive officers of Discover, and they continue to be in charge of conducting and providing mortgage lending services for Discover. They also have completed integrating the personnel and operations of Northwest Financial, Ltd., our prior suburban Minneapolis Mortgage loan originator, into the structure and policies of Discover.

     Assets acquired by us incident to the Discover acquisition include active mortgage broker licenses, leased office facilities, considerable computer and other office equipment and furniture and substantial goodwill derived from the ongoing, profitable and growing business of Discover.

Assuming on a pro forma basis that Discover had been owned by us during all of 2001, its revenues would have constituted approximately 49% of our total pro forma revenues. During 2002, revenues from Discover business constituted approximately 71% of our total revenues.

Future Acquisition Policy
-------------------------

     We intend to continue seeking and evaluating acquisition targets of perceived profitable companies which can be readily integrated into our business model and operations. We believe we have eliminated or corrected whatever acquisition procedures caused our earlier Arizona mistakes. In 2001, we instituted comprehensive and strict due diligence and evaluation policies and procedures regarding further acquisition activity. We are now convinced that these corrective changes and improvements to our acquisition strategy taken in 2001 were successful, as evidenced by our refusal, after careful consideration, to acquire Innovative Financial Systems, and more particularly by our most recent and very successful acquisition of Discover Mortgage.

Sale of Real Estate Businesses.
-------------------------------

     We also sold our WHY USA real estate business offices in Phoenix, AZ. and Janesville, WI. We had acquired these two locations from former WHY USA franchisees to be operated directly by us. We realized that becoming involved in the direct operations of real estate sales offices diverted our attention materially from our more important overall WHY USA franchise management and administration.

WHY USA Franchise Program
-------------------------

     Through our WHY USA franchise system we offer independent real estate brokers and agents a unique proprietary real estate management and marketing program. Our WHY USA national franchise system, which is approved for selling in 41 states, was developed in the 1980's by an Arizona company. Its operations were moved to Wisconsin in the 1990's and we acquired this franchise program incident to our 1999 reorganization. This business is owned and operated by us under a wholly-owned subsidiary, WHY USA North America, Inc. a Wisconsin corporation. Our WHY USA franchise operations are headquartered in suburban Minneapolis.

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

     The initial franchise fee for a WHY USA real estate office is $19,990 for a designated territory. Franchisees also pay ongoing transaction fees to us based on the lesser of $100 per transaction or 6% of commission revenues, providing they must pay at least a monthly minimum of $400. Transactions are defined as any closing or rental as a listing or selling agent, any referral or advance fee received from a client, and any consulting, assistance or materials purchase fee related to leasing or selling property. The estimated initial investment to commence business as a WHY USA franchisee is around $50,000 including the initial franchise fee. We provide substantial initial and ongoing support to our franchisees including assistance with locating an office, provision of a confidential comprehensive Operations Manual, a training seminar for new franchisees, training and promotional videos and brochures, sample marketing materials, continuing advisory assistance regarding operations, supplemental marketing and advertising materials, and advice regarding Internet access capabilities and procedures.

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

     We currently have 75 WHY USA franchisees having a total of 84 WHY USA offices with about half located in Minnesota and nearby Midwestern states, a few in California and the rest spread across the country. We currently do not have a material presence in Eastern and Southern states, although our future marketing plan includes directing substantial efforts toward certain states such as California and Florida. We estimate that our current franchisees include more than 500 licensed real estate agents who in the aggregate generate between 300 and 400 monthly real estate transactions.

     Our revenues from real estate franchise operations in 2001 constituted approximately 29% of our total operating revenues, and in 2002 such revenues were 12% of total operating revenues.

Mortgage Lending Services
-------------------------

     Our mortgage origination services are conducted from our wholly-owned Discover Mortgage subsidiary in suburban Minneapolis. Mortgage origination revenues and fees constituted approximately 71% of our total operating revenues in 2001, and 86% of total operating revenues in 2002. Our mortgage loan officers typically act as brokerage agents and process their mortgage loan applications through one of a number of banking or other lending institutions which provide the actual funding. We normally pay for the credit report, property appraisal and processing expenses of the mortgage loan. We do not service any of the mortgage loans we originate.

Marketing
---------

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

     Incident to our mortgage origination business in Minnesota, we also have an experienced telemarketing center in Sebeka, Minnesota which was established in 1998 solely to develop leads to target customers seeking initial mortgage loans or refinancing. Our telemarketing center is equipped with modern computerized telemarketing equipment.

     We believe that our telemarketing center has been very effective as a marketing tool for our mortgage lending services in Minnesota and we intend to expand it in order to develop leads and serve our various loan officers in all other areas where we offer our mortgage lending services.

Personnel
---------

     As of January 1, 2003, we employed 37 personnel not counting our northern Minnesota telemarketing operation. Four of these 37 employees are executive officers managing our overall corporate operations. Other employees include 25 loan officers (who originate mortgages) and 5 loan processors and administrative personnel at our Minnesota mortgage lending offices, and 3 WHY USA franchise personnel who manage and market our real estate franchise program. None of our employees belong to a labor union and we consider our employee relations to be good. We also employ 13 personnel at our telemarketing facility in northern Minnesota, of which one is a fulltime manager and 12 are telemarketers working on a part-time basis.

ITEM 2. DECRIPTION OF PROPERTY

     The Company's executive headquarters and WHY USA real estate franchise operations are located in Bloomington, Minnesota in a leased office facility of approximately 2,300 square feet, which is being leased from an affiliated party on a month-to-month basis at $2,000 per month.

     During 2001 and 2002, the Company's Minneapolis mortgage lending operations other than from Discover Mortgage were conducted from office spaces of 1,500 square feet in a building in Minneapolis owned and leased to us by an affiliated party on a month-to-month basis at $1,500 per month. The entire building of 11,000 square feet was purchased by us in early 2003 and our Discover Mortgage subsidiary will move to this building by June, 2003.

     The Company's telemarketing center is located in Sebeka, Minnesota in 1,500 square feet of office space in a building owned by an affiliated party. These telemarketing facilities are being leased on a month-to-month basis at $500 per month, and the Company believes this monthly rental rate is comparable to similar office rental in that locale.

     Discover Mortgage Corp. currently conducts its business from 5,200 square feet of office spaces located in suburban Minneapolis, which are being leased by Discover Mortgage Corp at a $8,400 monthly rate under a written lease expiring in June, 2003.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal or governmental administrative proceedings, and also is not aware of any such threatened legal or governmental proceedings.


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

        YEAR     QUARTER           HIGH BID     LOW BID
        ----     -------           --------     -------

        2001     First              $1.25        $.75
                 Second             $ .95        $.65

                 Third              $ .85        $.50
                 Fourth             $ .90        $.35

        2002     First              $ .45        $.18
                 Second             $ .28        $.06
                 Third              $ .18        $.05
                 Fourth             $ .10        $.05

        2003     Partial First      $ .09        $.05
                (1/1/03 to 3/20/03)

     As of February 1, 2003, the Company had 1,644 shareholders of record holding common stock of the Company. The Company has not paid any cash dividends on its common stock since its inception, and does not anticipate declaring any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

     Following are all sales of unregistered securities by the Company in 2002 which have not been previously reported in filings made by the Company under the Securities Act of 1934:

     In December 2002 the Company issued 12,000,000 shares of its restricted common stock to former shareholders of its Discover Mortgage subsidiary, in consideration for satisfaction of the earnout term of its merger with Discover Mortgage and release of certain severance and override liabilities. All of these shares were valued at $.07 per share. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended, and all certificates issued for these 12,000,000 common shares were legended to restrict any further transfer or other disposition thereof unless registered under applicable securities law or exempt from such registration.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The Company has a limited operating history upon which to evaluate its business and prospects. Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of December 31, 2002 had an accumulated deficit of approximately $4.3 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial services, strategic acquisitions or alliances, and expanded operations to support larger-scale business operations. Accordingly, the Company may continue incurring losses incident to future growth. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate cash from operations in the future.

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

     The Company's material sources of revenue in order of priority are from: mortgage origination and related mortgage lending fees, (2) WHY USA franchise fees/royalties received from our franchisees based on their ongoing business, and (3) new franchise sales.

Results of Discontinued Operations
----------------------------------

     Revenues from our discontinued operations were $899,384 in 2002 compared to $1,598,757 in 2001, which revenues in both years consisted mainly of our former Arizona mortgage origination business. This 44% revenue decrease from discontinued operations in 2002 versus 2001 was due primarily to the closing of our Arizona operations before the end of year 2002.

     Expenses for discontinued operations were $1,214,611 in 2002 compared to $1,912,385 in 2001, which 36% decrease was primarily caused by the decrease in revenues from discontinued operations in 2002 compared to 2001.

     Loss from discontinued operations in 2002 was $315,227 compared to $313,628 in 2001. We incurred a greater loss in 2002 even though these operations were closed before yearend 2002, which supported our decision in late 2002 to terminate our unsuccessful operations and concentrate our attention and resources wholly toward improving and enhancing our successful continuing operations.

Results of Continuing Operations
--------------------------------

     REVENUES -- Our revenues from continuing operations increased 223% in 2002 to $4,670,721 compared to $1,447,770 in 2001, which dramatic increase was due primarily to our successful acquisition and integration of Discover Mortgage into our company.

     Our WHY USA real estate franchise sales and services revenues decreased from $627,126 in 2001 to $568,102 in 2002, which 9% decrease was due primarily to less new franchise sales in 2002 than in 2001. Our transaction fees from existing franchisees, however, were 5% higher in 2002 than in 2001.

     COST OF SERVICES -- The direct cost of services related to our continuing mortgage lending services represented 65% of mortgage lending revenues in 2002 compared to 74% of such revenues in 2001. This substantial improvement was due primarily to economies of scale derived from the large increase in mortgage origination business related to our Discover Mortgage acquisition.

The direct cost of services related to our WHY USA real estate franchise operations was approximately 16% of revenues from real estate activities in both 2002 and 2001.

     GENERAL AND ADMINISTRATIVE -- General and administrative expenses increased from $988,671 in 2001 to $1,726,188 in 2002. This 75% increase was due primarily to increased management and administrative costs to support our expanded operations and revenues in

2002 compared to 2001. As a percentage of revenues, general and administrative expenses were 37% of revenues in 2002 compared to 68% of revenues in 2001.

     SALES AND MARKETING -- Sales and marketing costs were $161,187 in 2002 compared to $281,214 in 2001. This decrease of 43% was due primarily to a change in internal accounting procedures which allocated approximately $108,000 of call center expenses in 2002 to our general and administrative account, whereas in 2001 similar call center expenses were carried under a different account. Except for this change in accounting allocations, our sales and marketing expenses were approximately the same for 2002 and 2001.

     DEPRECIATION -- Depreciation expense in 2002 was $39,531 compared to $17,752 in 2001, which increase was due to owning increased equipment in 2002 related to our Discover Mortgage acquisition.

     AMORTIZATION -- Amortization expense in 2002 was $388,896 compared to $562,268 in 2001. This decrease of 31% was due primarily to a change in our accounting procedures for 2002 which discontinued any amortization for goodwill.

     OPERATING LOSS -- Our net loss from continuing operations decreased 64% from $1,113,966 in 2001 to $402,267 in 2002, which significant decrease was due primarily to improved economies of scale from substantial increases in mortgage origination revenues, and secondarily to our discontinuance of goodwill amortization.

Results of Total Operations
---------------------------

     NET OPERATING LOSS -- Our net operating loss from combined discontinued and continuing operations decreased from $1,427,584 in 2001 to $717,494 in 2002. This 50% decrease in net operating loss was due primarily to economies of scale realized through significant increased mortgage lending revenues.

     NET INCOME (LOSS) We experienced net income of $380,115 in 2002 compared to a net loss of $1,431,164 in 2001, a difference of $1,811,279. This difference was due primarily to i) approximately $1.1 Million of non-operating gains from our abandonment of discontinued entities, ii) approximately $175,000 from our discontinuance of goodwill amortization, and iii) the balance being derived from economies of scale related to substantial increases in mortgage origination business.

Liquidity and Capital Resources
-------------------------------

     Since inception of our brokerage and real estate franchise operations in 1999, we have funded our development, acquisition and operational activities primarily through private placements of our common stock along with certain advances from affiliated persons from time to time. We most likely will need to continue raising capital from private placements of our common stock, or other sources if available, to support our ongoing operations and planned expansion activities. If we cannot raise additional capital, we most likely would have to scale back our planned expansion significantly. There is no assurance we will be able to obtain additional capital from any source when needed, or that any offered financing terms will be acceptable to us.

     Our liquidity is very limited. As of December 31, 2002, we had a negative working capital position of $309,365. When compared to our negative working capital position of $558,701 as of December 31, 2001, however, our 2002 yearend working capital position is a considerable improvement.

     Our cash position as of December 31, 2002 was $321,639 compared to $87,249 as of December 31, 2001. This much improved cash position was due primarily to our acquisition of Discover Mortgage.

     Our current liabilities decreased slightly from $948,435 on December 31, 2001 to $902,784 on December 31, 2002.

     Net cash provided by our continuing operations in 2002 was $591,604 compared to $200,631 in 2001. This considerable increase was primarily due to certain payments of management compensation in 2002 being made in restricted common stock in lieu of cash, along with a large increase in accounts payable/accrued liabilities.

     Net cash used in our discontinued operations in 2002 was $225,910 compared to $581,605 in 2001. This decrease of 61% was due primarily to substantial liabilities assumed and paid in 2001 related to our acquisition of our discontinued Arizona mortgage lending subsidiaries.

     Net cash used in our investment activities was $409,003 in 2002 compared to $51,034 in 2001, which substantial increase of $357,969 was due to an escrow of $180,000 related to our building acquisition in 2003, certain officer advances in 2002 of $86,000, and the balance being primarily related to working capital adjustments from our Discover Mortgage acquisition.

     Net cash provided by financing activities was $277,699 in 2002 compared to $499,153 in 2001. This decrease of $221,454 in 2002 compared to 2001 was due primarily to repayment in 2002 of advances from affiliates made prior to 2002. Proceeds from private sales of our common stock were similar for the two years, being $430,711 in 2002 and $402,662 in 2001.

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

Income Taxes
------------

     Due to its continuing losses, the Company has paid no income taxes in any reported period. As of December 31, 2002, the Company had approximately $4 million of net operating loss carry forwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.


ITEM 7. FINANCIAL STATEMENTS.

     The Company's audited financial statements for its years ended December 31, 2001 and 2002 begin on the next page.

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009

Board of Directors and Stockholders
WHY USA Financial Group, Inc.
Minneapolis, Minnesota

INDEPENDENT AUDITORS' REPORT

I have audited the accompanying consolidated balance sheet of WHY USA Financial Group, Inc., (a Nevada Corporation), as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity from inception through December 31, 2002, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WHY USA Financial Group, Inc. as of December 31, 2002, and the results of its consolidated operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles.


/s/ Randy Simpson CPA PC


Randy Simpson CPA, P.C.
A Professional Corporation



March 15, 2003
Sandy, Utah

                          WHY USA FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                          ASSETS                                        2002
                                                                    ------------
Current Assets:
 Cash                                                               $   321,639
 Accounts Receivable - net of $45,000 Allowance                         271,780

                                                                    -----------
      Total Current Assets                                              593,419

Property and Equipment - net                                             92,407
Franchise Acquisition Costs - net                                     1,519,531

Other Assets
 Deposits\Prepaid Assets\ Notes Receivable                              458,449
 Goodwill                                                             1,016,570
 Reserve for Building Purchase                                          180,000

                                                                    -----------
      Total Assets                                                  $ 3,860,376
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                  $   299,489
  Accrued Expenses                                                      603,295
                                                                    -----------
      Total Current Liabilities                                         902,784


Stockholders' Equity:
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding
  Common stock: $.001 par value, authorized
   250,000,000, 58,196,110 shares                                            --
   issued and outstanding at December 31, 2002                           58,196
  Additional Paid-in Capital                                          7,177,210
  Accumulated Deficit                                                (4,277,814)
                                                                    -----------
      Total Stockholders' Equity                                      2,957,592
                                                                    ------------

      Total Liabilities and Stockholders' Equity                    $ 3,860,376
                                                                    ===========


          See accompanying notes to consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended         Year Ended
                                                      December 31,       December 31,
                                                          2002               2001
                                                      ------------       ------------
Revenue From Continuing Operations:
        Mortgage lending services                     $  4,102,619       $    820,594
        Real estate franchise sales and services           568,102            627,176
                                                      ------------       ------------

           Total Revenue Continuing Operations           4,670,721          1,447,770

     Operating Expenses:
        Direct Cost of Services
           Mortgage Lending                              2,665,987            608,637
           Real Estate Activities                           91,199            103,196
        General and Administrative                       1,726,188            988,671
        Sales and Marketing Costs                          161,187            281,214
        Depreciation                                        39,531             17,752
        Amortization of Acquisition Costs                  388,896            562,268
                                                      ------------       ------------

           Total Expenses Continuing Operations          5,072,988          2,561,736
                                                      ------------       ------------

     Loss from Continuing Operations:                     (402,267)        (1,113,966)

     Discontinued Operations:
        Revenues                                           899,384          1,598,757
        Cost of Discontinued Operations                 (1,214,611)        (1,912,385)
                                                      ------------       ------------

              Loss from Discontinued Operations           (315,227)          (313,628)
                                                      ------------       ------------

                       Net Operating Loss                 (717,494)        (1,427,594)
                                                      ------------       ------------

     Non-Operating Gain from abandonment of
        discontinued subsidiaries:
        Common Stock returned to Company                   928,166                -0-
        Other abandonment gains - net                      165,967                -0-
                                                      ------------       ------------


     Interest income (expense) net                           4,476             (3,570)

     (Income taxes) benefit - operations                    (1,000)               -0-
                                                      ------------       ------------

              Net Income (Loss)                       $    380,115       $ (1,431,164)
                                                      ============       ============

     Weighted Average Shares Outstanding                58,196,110         34,557,550
                                                      ============       ============
     Net income(loss) per Common Share:               $       .006       $     (0.041)
                                                      ============       ============

        See accompanying notes to the consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                  Consolidated Statement of Stockholders Equity
                 For Two Years Ended December 31, 2001 and 2002

                                             Common            Common
                                             Stock             Stock           Paid - In          Retained            Total
                                             Shares            Amount            Capital          Earnings           Equity
                                           ----------        ----------        ----------        ----------        ----------
Balances at December 31, 2000              32,838,101            32,838         3,842,451        (3,226,765)          648,524

Common Stock issued for Arizona
Acquisitions in 2000 of America
Cashline, Inc. and Alliance West
Mortgage Corporation, valued at
$1.00 per share                             1,145,486             1,145         1,144,341                --         1,145,486

Common stock sold at $1.00 per
share-private placement                       112,662               113           112,549                --           112,662

Common stock sold at $.75 per
share-private placement                        26,668                27            19,973                --            20,000

Common Stock sold at $.50 per
share-private placement                       200,000               200            99,800                --           100,000

Valley Financial Funding, LLC
acquisition valued at $.70 per
share                                         333,333               333           233,000                --           233,333

First National MortgageBanc,LLC
acquisition, valued at $.70 per
share                                         361,666               362           277,304                --           277,666

Common stock sold for cash of
$20,000 and consulting agreement
for 5 years valued at $.30 per
share                                       1,000,000             1,000           299,000                --           300,000

Common stock sold at $.10 per
share-private placement                     1,500,000             1,500           148,500                --           150,000

Net loss for the year ended
December 31, 2001                                                                                (1,431,164)       (1,431,164)

                                           ----------------------------------------------------------------------------------

Balances at December 31, 2001              37,517,903       $    37,518       $ 6,176,918       ($4,657,929)        1,556,507

Discover Mortgage Corporation
acquisition, 1,177,140 shares
valued at $.30 per share                    1,177,140             1,771           351,963                --           353,140

Common Stock sold at $.10 per
share private placement                     3,813,247             3,813           369,045                --           372,858

Common stock issued at $.10 per
share for services by officers
                                            1,492,570             1,493           170,964                --           172,457

Common Stock issued at $.10 per
share for services by an
appraiser                                     100,000               100             9,900                --            10,000

Warrant conversions at $.20 per
share                                          36,666                37             7,297                --             7,333

Conversion of Arizona franchise
acquisition note and accrued
interest at $.10 per share                  2,428,250             2,428           240,399                --           242,827

Common stock sold at $.06 per
share private placement                       842,000               842            49,678                --            50,520

Cancellation of common stock given
in acquisition of America Cashline
Corporation at its original issuance
value of $1.00 per share                     (600,000)             (600)         (599,400)               --          (600,000)

Cancellation of common stock given
in acquisition of First National
MortgageBanc LLC and Valley
Financial Funding LLC valued at its
original value of $.70 per share             (611,666)             (612)         (427,553)               --          (428,165)

Discover Mortgage Corporation
acquisition, for earnout in 2002
and release of overrides valued
at $.07 per share                          12,000,000            12,000           828,000                --           840,000

   Net income for the year ended
         December 31, 2002                                                                          380,115

                                           ==================================================================================
Balances at December 31, 2002              58,196,110       $    58,196       $ 7,177,210       ($4,277,814)      $ 2,957,592

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended      Year Ended
                                                            December 31,    December 31,
                                                               2002            2001
                                                             ---------       ---------
Cash flows (used in) from Continuing Operating Activities:
 Net loss from continuing operations                         $(402,267)      $(471,201)

Adjustments to reconcile net loss to net cash flow
     from (used in) continuing operations:
  Common stock issued for compensation                         129,457          53,000
  Depreciation and amortization expense                        428,427         203,031
                                                             ---------       ---------

Cash Flows From (used in) Continuing Operating                 155,617        (215,170)

Changes in Continuing Operating Assets and Liabilities,
(Net of acquired working capital components):
   Decrease in accounts and notes receivable                    73,767          70,026
   Increase in accounts payable/accrued
   Liabilities                                                 362,220         345,775
                                                             ---------       ---------

         Net Change to Operating Assets and Liabilities        435,987         415,801
                                                             ---------       ---------

           Net Cash Provided By Continuing Operations          591,604         200,631

Cash flows from discontinued subsidiaries:
         Net Loss from operations                             (315,227)       (959,963)
         Depreciation and amortization expense                   1,562          43,735
         Common stock rescinded or used in write-off                           646,153
         Liabilities                                                          (280,000)
         Other abandonment gains - noncash                      94,255
         Cash of subsidiaries acquired (abandoned)                              40,354
         Debt & franchise payments                              (6,500)        (71,884)
                                                             ---------       ---------

Cash Flows of Discontinued Operations                         (225,910)       (581,605)

Cash Flows used in Investing Activities:
  Cash working capital of Discover Mortgage acquired          (119,215)             --
  Capital expenditures - computers & office furniture          (23,788)        (51,034)
  Officer advances                                             (86,000)             --
  Deposit for building purchase                               (180,000)             --
                                                             ---------       ---------

           Net Cash Used in Investing Activities              (409,003)        (51,034)

Cash flows provided by Financing Activities:
  Common stock issued for cash and warrant exercises           430,711         402,662
  Expenses advanced (repaid) to affiliates                    (132,812)         96,491
  Payment of debt                                              (20,200)             --
                                                             ---------       ---------

           Net Cash Provided by Financing Activities           277,699         499,153

Net Increase in Cash and Cash Equivalents                      234,390          67,145
Cash and Cash Equivalents at Beginning of Period                87,249          20,104
                                                             ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 321,639       $  87,249
Other Asset acquired                                           (46,323)             --
                                                             =========       =========

                   Supplemental non cash financing activities:

Issued 1,177,140 shares of common stock for Discover
Mortgage Corporation - Goodwill $1,016,570, fixed
assets $54,447 and deposits $2,908 (Working Capital
Component is an investing activities)                      $1,073,925     $  --
                                                           ==========     =====

Note Receivable for sale of subsidiary $175,000 net
of fixed assets sold $4,562 franchise costs $96,250 and
liabilities assumed $22,539                                $   96,727     $  --
                                                           ==========     =====
Issued 2,428,250 shares to an officer to satisfy a
$150,000 franchise acquisition note, accrued interest
and accrued commissions                                    $  242,825     $  --
                                                           ==========     =====

Common stock issued to pay compensation liabilities
previously accrued                                         $  148,146     $  --
                                                           ==========     =====


          See accompanying notes to consolidated financial statements.


                          WHY USA FINANCIAL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES AND COMPANY HISTORY

Discontinued Operations
-----------------------

The Company discontinued and abandoned significant, unprofitable subsidiaries primarily in Arizona in 2002. Mortgage lending operations were ceased at its First National MortgageBanc LLC and Valley Financial Funding LLC, located in Phoenix. The operations of the Scottsdale Arizona WHY USA real estate business was sold at a loss to its former operating staff, and the Advantage Realty WHY USA, Inc. real estate business in Janesville, Wisconsin was sold for a note receivable at a profit.


Operating Entities
------------------

WHY USA Financial Group, Inc. (the "Company") is now the parent to three wholly owned subsidiaries. In 2002 the Company acquired Discover Mortgage Corporation effective January 1, 2002 which has been profitable since its acquisition. The Company modified its operations by selling or abandoning five subsidiaries in 2002.

Northwest Financial Limited ("Northwest") a Minnesota Corporation, conducted mortgage loan operations through its Minneapolis office. In April 2002 its mortgage loan staff was transferred to Discover Mortgage Corporation and its operations were limited to the operations of the call center in Sebeka, Minnesota which generates leads primarily for Discover Mortgage Corporate. Northwest incurred the costs of the operations of the call center and received reimbursements of these costs from Discover.

Valley Financial Funding, LLC (" Valley") was acquired June 1, 2001 in a stock exchange acquisition accounted for as a purchase acquisition. The former owners of Valley received shares and were to earn additional shares based upon mortgage loan volume generated over various time periods in 2001 and 2002.

The December 31, 2000 financial statements of Valley which were audited by an outside CPA firm in Phoenix, Arizona, reflected equity of $375,732 with net fixed assets of $118,413 and deposits and other assets of $271,500. Valley also presented to the Company financial statements from January 1 through April 27, 2001 which reflected a profit of $23,809 on sales of $357, 184. It was determined upon acquisition that $170,000 of the $271,500 in deposits were worthless and the purchase price was adjusted. Upon additional review the remaining $100,000 deposit was viewed as encumbered and the shares related to its acquisition were "escrowed" pending its realization to the Company. These shares were never issued. The shares for the additional earnout which was based upon mortgage loan originations were never issued. Based upon due diligence by the Company after the acquisition, Valley had a loss of $30,732 on sales of $583,384 through May 31, 2001 rather than its represented substantial profit. The Company then established a reserve for the $100,000 deposit as it could not be verified through an independent source. Valley's operations post acquisition on June 1, 2001 reflects sales of $463,682 for the seven months ending December 31, 2002 and a loss of $102,457. The loss in part was attributable to unrecorded payables in existence at both June 1, 2001 and December 31, 2000. The operations of Valley were consolidated into it's sister company First National MortgageBanc, LLC ("First National")in January 2002. In November 2002 the Company abandoned the assets and operations of Valley and First National. The Company recorded a non-operating gain for the non-assumption of accounts payable of $85,000, many of which predated the Company's acquisition of Valley.

First National MortgageBanc, LLC, ("First National") was acquired along with Valley on June 1, 2001. The financial statements of First National reflected equity of $556,275, net fixed assets of $118,459 and deposits and other assets of $537,737. These financial statements were audited by previous CPA's in Phoenix, Arizona. First National also presented financial statements reflecting sales of $938,714 and net income of $73,201 through March 31, 2001 and projections for 2001 projecting sales of $4,220,716 and net income of $379,374. The Company conducted due diligence on the financial statements for the pre-acquisition time frame of January 1, 2001 through June 1, 2001 and determined that sales were $1,075,924 and a loss of $6,642 had occurred, Valley's post acquisition results were sales of $879,210 and a loss of $113,727 for seven months ending December 31, 2001. In 2002 the Company's sales were $734,896 and it incurred a loss of $269,359 prior to the abandonment of First National's assets and operations in November, 2002. At December 31, 2001,the Company recorded a reserve for the real estate assets and deposits that were reflected on the May 31, 2001 financial statements. First National's acquisition also provided for the earn out of additional shares if mortgage loan volumes were achieved. The shares for the earn outs were never issued. The Company has rescinded all these shares issued in Valley and First National acquisitions and accordingly is seeking the return of all these shares.

Advantage Realty of Janesville, Inc. ("Advantage") was sold by the Company for a $175,000 note on March 1, 2002. A gain of $3,505 was recorded on the sale and will be handled on the modified cash recovery method of accounting. The Company had previously acquired this franchise from a former franchisee in the WHY USA system. During 2001 Advantage had sales of $162,838 and incurred a loss of $54,593. In 2002, Advantage had sales of $15,993 and a loss of $9,413. The purchaser has made three payments totaling $17,219 since the inception of the note in March 2002. The note was scheduled for quarterly payments of $5,667 and bears interest of 6%. The Company will record the remaining payments as interest and as a reduction of the carrying value of the note until it reaches zero, at which point the remaining gain of $100,000 will be realized.

Accounting Presentation
-----------------------

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

Cash Equivalents
----------------

The Company maintains only corporate checking accounts, which are considered cash equivalents.

Accounts and Notes Receivable, Allowances and Fair Market Value
---------------------------------------------------------------

In accordance with Financial Accounting Statement No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company is subject to a geographic concentration of risk in the Midwestern states. The Company has an allowance for doubtful accounts of $45,000 at December 31, 2002. The Company sold several franchises in 2000 and 2001, which proved to be uncollectible. Bad debts totaled $18,732 in 2002 and $72,462 in 2001. The Company has experienced no credit losses in its mortgage lending operations.

Property, Plant and Equipment Capitalization Policies
-----------------------------------------------------

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

Franchise Amortization and Impairment of Long Term Assets
---------------------------------------------------------

The franchise acquisition fees include the $1,994,589, paid for the system in the initial WHY USA North America acquisition, and $200,000 related to the acquisition of the Arizona franchisee rights. The total cost is amortized over 12 years under the straight-line method starting in the year of acquisition. The Company will monitor its real estate franchising operations to determine whether it can recover the value of its unamortized franchise costs. The Company recorded an impairment loss of $ 150,000 in 2002 to reflect an impairment in the Arizona franchise value, which was attributable to the cessation of the Rock Valley of Arizona real estate business is equal to the amount by which the asset's carrying value exceeds its fair market value. The fair market value was determined by utilizing the expected future cash flows using a discount commensurate with the risks involved. The value at December 31, 1999 is based upon a third party transaction on this date of this amount and is therefore the fair market value of this asset.

Deferred Revenues and Liability
-------------------------------

The Company holds an annual conference for its franchisees in January of each year. Expenses and revenues related to the conference are deferred and realized at the time the conference is held.

Long Term Obligations - FASB 47 and 129
---------------------------------------

The Company is not currently obligated in the form of any take or pay or through put contracts. The Company is not obligated under any contract or other financial arrangement for the repayment of the notes totaling $1,350,000 in the name of Donald Riesterer, the Company's Chairman, which secured the acquisition of WHY USA NA. Mr. Riesterer's personal stockholdings in the Company and his commercial property holdings secure the performance under the Notes. The Company has been assured by its Chairman that it will not utilize the assets of the Company in any form to liquidate, collateralize or otherwise assist in the repayment of these obligations.

Revenue Recognition
-------------------

Revenue from mortgage loan originations are recognized at the time the mortgage loan closes or it's funded. Real estate transaction fees are recognized at the closing of a real estate transaction by a franchisee. The Company does not service a loan portfolio and resells all of the loans it originates.

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

As of December 31, 2002, the Company has not engaged in any hedging activities.

Retirement plans, Severance or Bonus Plans
------------------------------------------

Discover Mortgage Corporation maintains a 401-K for the benefit of its employees. This defined contribution plan matches or contributes up to $1,000 per employee per year based upon a 25% matching ratio of employee contributions to the plan. Expenses were $8,963 in 2002 and $7,324 in 2001. Forfeitures are utilized to reduce plan contributions. Discover had contracts with its two principal shareholders for various overrides and severance packages, these contracts were effectively dissolved via an amended stock earn out with the Company, where by the Company issued additional shares to all shareholders of Discover for termination of these severance and override contracts.

Stock Based Employee Compensation
---------------------------------

On July 20, 2000, the Company's Board of Directors approved a stock option plan (the "Option Plan") for its officers, directors, employees and consultants. Options granted under the plan may or may not qualify as incentive stock options under the internal revenue service code. The term of the plan is for ten years, and allows the administrator to designate whether the options granted are qualified or non-qualified. Generally, option price will determine the designation as to whether the options are qualified or non-qualified. On July 20, 2000, 2,475,000 options were granted to officers and directors at $1.00 per share, and expire ten years thereafter. The Company recognized no compensation expense, as the Company's common stock was not trading at the time, and has generally traded at amounts less than $1.00 in 2001, since the Company's stock has been trading. The Company reduced the exercise price of all options to $.50 per share in November, 2001 based on the decline of the company's stock to less then $.50 per share. The Company utilizes the intrinsic method of measuring compensation for options granted. No compensation has been reflected in the financial statements for the granting of options. The Company's stock is very thinly traded rendering most measurement models of stock options useless in measuring fair market value. The duration of the option price would indicate there is some value associated with the stock options. However, the measurement of fair market value of the Company's options will prove difficult until a market with a larger volume develops for the Company's common stock to insure that the options exercised may be ultimately redeemed in the market. The options are for restricted securities, which generally are discounted from current market prices at 10% - 50% of current market values. The Company does not believe that the measurement of these options on a fair market value basis would yield a significant measurement of compensation at July 20, 2000. The issuance on May, 2001 has been valued at $.02 per share which would yield an additional compensation expense of $37,000 which would increase the Company's Loss to $1,468,000. The increased loss has a negligible impact on the loss per share. The following table sets out the options granted to date.

           Date        Number
         Granted      Options        Vested      Forfeited     Outstanding
         -------      -------        ------      ---------     -----------
       July, 2000     750,000       500,000                      750,000
       July, 2000     750,000                     750,000           0
       July, 2000     300,000       100,000       200,000        100,000
       July, 2000     300,000       200,000       100,000        200,000
       May,  2001     300,000       100,000       200,000        100,000
       July, 2000     300,000       100,000       200,000        100,000
       July, 2000      75,000        50,000                       75,000
       May,  2001     100,000        33,333                      100,000
       May,  2001     250,000        83,333                      250,000
       Sept. 2001     150,000                     150,000           0
       Sept. 2001     150,000                     150,000           0
       Sept. 2001     150,000                     150,000           0
       May,  2001     750,000       250,000                      750,000
                    ---------     ---------     ---------     ----------
Totals              4,325,000     1,416,666     1,900,000      2,425,000

Stock Warrants
--------------

The Company has issued stock warrants to 103 holders for 6,261,748 shares. The warrants are exercisable at the following prices and terminate on the date shown.

                                   Exercise Price       Termination Date
                                   --------------       ----------------
             1,448,501 shares          $1.00             August 31, 2005
             1,000,000 shares          $1.00             June 30, 2005
             3,813,247 shares          $0.10             June 30, 2005

The termination dates may be extended on the option price lowered at the discretion of the Board of Directors.

Earnings Per Share- FASB 128
----------------------------

As the Company has incurred losses since inception, no computation of dilutive earnings per share is necessary, as it would reduce the loss per share. The weighted average outstanding shares were 58,196,110 in 2002 and 34,557,550 for 2001.

Recent Accounting Pronouncements
--------------------------------

During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements NO. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria is met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income.

We have adopted SFAS No. 145, and included our gains from the relief of liabilities on the abandonment of our mortgage subsidiaries which is an extinguishment of debt to our continuing operations.

During June 2002, the FASB issued SFAS NO. 146, "Accounting for Costs Associated with EXIT or Disposal Activities." Such standard requires costs associated with exit or disposal activities ( including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS NO. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, :Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002. The costs for the discontinuance of the Company's subsidiaries have been incurred prior to December 31, 2002, therefore no accruals exist for future costs , and the Company's 2002 financials are in compliance with SFAS NO. 146 for 2002 and prior years.

In June 2001, the FASB adopted Statements of Accounting Statement No. 141 ("SFAS 141") "Business Combinations" No. 142 ("SFAS 142) "Goodwill and Other Intangible Assets" and in August 2001, NO 144 ("SFAS No. 144") " Accounting for the Impairment of Disposal of Long-Lived Assets: The Company's accounting procedures have been amended to adapt these statements at the earliest date the FASB's became effective. The Company's franchise costs do not meet the criteria of being classified as goodwill as they represent contractual or other legal rights over the control of future economic benefits, as such they will continue to amortized over twelve years. The Company is expending marketing expenses to enlarge its franchise base through new franchises, however more franchisees have closed than opened between 2002 and 2001. The Company's franchise transaction revenues have declined to $359,305 from $388,128 and economic value of the Company's franchise system has probably declined. The historical cost value of the Company's franchises is declining as the Company amortizes to expense approximately 8.5 % of its historical cost each year. The Company believes that its WHY USA franchise would sell at some multiple of its transaction fees, however the continuing losses after amortization would have some impact on a future buyer's perception of the value of the franchise system. The Company has sold its Arizona real estate franchise which it operated at a loss prior to its sale. The sale price also created a loss. The negative impact of these activities , the lack of new franchise sales in the Arizona, and the abandonment of the Valley and First National mortgage operations in Phoenix, Arizona has given the Company reason to reevaluate its carrying value of its Arizona franchise costs. Given the impact of the previously discussed factors the value of the Arizona franchise was reduced by $150,000 at December 31, 2002.

The Company's goodwill is all attributable to the acquisition of Discover Mortgage Corporation. Discover earned over $560,000 in 2002. The Company issued 1,177,140 shares in the first quarter of 2002 for all the outstanding stock of Discover Mortgage Corporation. In February of 2003 the Company issued 12,000,000 shares for the earnout performance of Discover Mortgage and reflected goodwill of $840,000 associated with the commitment to issue these shares at December 31, 2002. The principal former owners of Discover Mortgage Corporation also terminated various compensation and severance pay arrangements in connection with the share issuance.

Purchase of Discover Mortgage Corporation
-----------------------------------------

Effective January 1. 2002 the Company acquired 100% of Discover Mortgage Corporation for 1,177,140 shares issued at inception of the transaction and 12,000,000 shares issued as of December 31, 2002 for the earnings of Discover Mortgage Corporation and the termination of the overriding commission income of the principals and other adjustments to their severance packages. The results of the operations of Discover Mortgage for 2002 and 2001 are as follows:

                                       2002               2001
                                       ----               ----

               Sales                $3,942,026         $2,802,801

               Cost of Sales         3,380,814          2,481,672

               Interest Expense             36             11,580
                                    ----------         ----------

               Net Income           $  561,176         $  309,549

The Company provided no income tax provision as the Company will utilize losses from its other subsidiaries to offset the tax liability in a consolidated return.

Assets at the time of acquisition were $226,883 in mortgage receivables, fixed assets - consisting of computers and desks with a net book value of $57,335 and total assets of $284,188.

Current liabilities were $87,417 bank debt $20,200 and stockholder equity of $176,571. Goodwill in the amount $1,016,570 was recorded based on the value of the 1,177,140 shares at $.30 per share and 12,000,000 shares at $.07 per share.

The Company converted the note of $250,000 for the Arizona Franchise acquisition into a combination of franchise sales and common stock. A former loan officer was owed $95,148 for back commissions and also owned 60% of the L & S note, he assigned his interest in the unpaid commissions and note to the Chairman of the Company. The balance of the L & S note was owned by another officer of the Company. The Company exchanged 13 franchises for payment of $100,000 of the note and accrued interest of $8,000. The franchises are primarily in new territories in the Minneapolis area. The balance of the note of $150,000 plus accrued interest of $13,716 and the unpaid commissions were exchanged for a new franchise in a western state and 2,428,250 shares of common stock valued at $.10 per share.


NOTE 2 - FRANCHISE COSTS, AMORTIZATION AND IMPAIRMENT OF LONG TERM ASSETS

The WHY USA North America franchise system was acquired December 31, 1999 for $1,994,589 by Don Riesterer, and then contributed at its cost basis to the Company. In June 2000 the Company acquired one of its franchises operations and rolled it into its wholly-owned subsidiary Advantage Realty of Janesville, Inc. The acquisition price was $110,000; $60,000 down and the balance was paid in 2001. In July, 2001 the Company acquired the Arizona franchise system for $250,000 from L & S Investments, Inc. which was owned by persons affiliated with the Company. The Agreement transferred to the Company certain franchise operations as well as rights to develop and sell WHY USA franchises in the State of Arizona. In consideration the Company executed a $250,000 note in favor of L & S Investments, Inc. As a result of this transaction $200,000 of the total purchase price was allocated to franchise rights which were then transferred to the Company and are included in the accompanying balance sheet.


NOTE 3 - INCOME TAXES.

The Company has lost money from its inception. The only profitable entity to date has been Discover Mortgage Corporation. Discover Mortgage Corporation was taxed as a Sub S Corporation prior to its acquisition by the Company. Its shareholders were responsible for the Income taxes of Discover. The Company had taxable non-operating income in 2002 due to recovery of previously issued shares of the Company's restricted stock.


NOTE 4 - LOANS, LINES OF CREDIT, CAPITAL LEASES.

Discover Mortgage Corporation has two lines of credit available. The first line of credit from Provident Bank is a warehouse line of credit to fund conforming mortgage loans prior to their resale. Interest is at prime plus 1 1/2 % to 2 1/2 % based upon loan quality. No balances were outstanding at December 31, 2002 or 2001. The second line of credit is with Century Bank, N.A. and is secured by equipment and various guarantors of the former owners of Discover, who are now significant shareholders of the Company. Interest is at prime plus 2% and the outstanding balance of $17,564 on December 31, 2001 was repaid in early 2002. The interest rate during the brief outstanding period in 2002 was 6.75%. The mortgage line of credit limit is $500,000. The equipment line of credit is $100,000.

The Company capital leases which were outstanding at December 31, 2001 were attributable to its discontinued operations and were abandoned. The Company has no other leases, lines of credit, quarantees or other financial instruments outstanding at December 31, 2002.

Operating Lease Commitments
---------------------------

The future minimum operating lease payments required before sublease rental income of $18,000 per year through December, 2007 are as follows:

        2003                    $140,000
        2004                      42,000
        2005                      11,000
        2006                       4,000
        2007                       1,000
                                --------
Minimum operating lease         $198,000

The above minimums do not include common area charges, property tax reimbursements, and other annual fees billed on future values. Most of the Company's related party leases are month to month and are cancelable at the discretion of either the Company or the related party.

Operating Leases                                                                      2002           2001
----------------                                                                      ----           ----
Discover leased office space for approximately 5,517 square feet in St. Louis
Park, MN. 1,428 square feet in Duluth, MN. 1,000 square feet in Forest Lake, MN,
100 square feet in St. Cloud, MN and 120 square feet in Brainerd, MN. The St.
Louis Park Lease terminates in May, 2003 and provides

for monthly rent of $8,338. The Company purchased an 11,000 square foot office building in Minneapolis and will not renew this lease. The Duluth lease terminates in April, 2004 and has a monthly rent of $2,023. The Forest Lake lease terminates in May, 2003 and has a monthly rent of $1,050, the St. Cloud lease terminates in January, 2003 and has a monthly rent of $805, and the Brainerd lease is month to month.


Discover also leases two cars at a combined monthly lease expense Of $1,303 per month and reimburses the personal lease expense of two cars at $970 per month.
Discover leases two computers, two copiers and various office equipment at a combined rate of $1,865 per month. Lease payments for the respective years for
Discover was                                                                       $ 199,734      $ 165,476


Discover assumed in May 2002 a lease from Northwest Financial Ltd. which covered
1,500 square feet of office space in a Minneapolis, MN. building. Northwest also leases 2,000 square feet for its call center in Sebeka, MN. On February 1, 2003
Discover purchased the office building in Minneapolis MN. and intends to move its staff from the St. Louis Park to the Minneapolis location. In 2002, the
Company paid $ 1,500 a month for the office space on a month to month basis. The call center lease terms are $500 per month. Both leases and the purchase were with Northwest Investment Trust, an entity owned by the Chairman, Don Riesterer.
The Company paid for the offices of its former president of the Company at the time, in the Minneapolis building. The rent expense was $ 7,500 in 2002 and
$24,000 in 2001.                                                                      31,500         48,000


WHY USA North America, Inc. and its parent leased 2,200 square feet at $2,000 per month the office space of the Company. The lease which is month to month is with Northwest Investment Trust. This entity is owned by Don Riesterer, the
Chairman of the Company. Prior to July of 2002 this lease was $3,000 per month.
WHY USA NA leased from R & M Leasing 1,000 square feet from November 2001 through June 2002 incurring rent expense of $ 11,525 in 2002 and $4,321 in 2001.
In the first 11 months of 2001, WHY USA North America, Inc. leased 2,000 square feet from Douglas Larson, a former owner of the
Why USA franchise system for $1,100 per month.                                        36,000         49,451


Copier for call center $ 205 per month for 18 more months and various
office equipment and copiers in 2001.                                                  2,800         10,500
                                                                                   ---------      ---------


            Total Operating leases - continuing operations                         $ 270,034      $ 273,427



Operating Leases-Discontinued operations

Approximately 1,000 square feet office space for Rock Valley of Arizona, Inc.
Oct. 1, 2001 through October 1, 2004 $1,733 per month plus common area charges
$75,000 lease termination liability reserved at December 31, 2002 for remaining
term of lease.                                                                     $  89,535      $  11,736

Why USA Advantage Realty, Inc. approximately 2,400 of office $1,400 per month from chairman's mother, Adeline Riesterer which was reduced from $2,800 per
month on 9/30/2001 when mortgage operation closed.                                 $   2,800      $  23,080


Valley Financial Funding, LLC. $5,958 monthly from RLC 16th Street LLC - then
transferred to Romney Lumber Company (see First National MortgageBanc below)             -0-        $44,748


First National MortgageBanc, LLC, $6,357 month increased $7,234 to Romney Lumber
Company also Storage Max at $168 a month for 4,000 square feet of office space
and 300 square feet storage space.                                                 $  78,009      $  84,006


Various office equipment copiers and faxes                                             7,518         10,815
                                                                                   ---------      ---------

         Total discontinued operations-leases                                      $ 177,862      $ 174,385


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company rents offices from an affiliated entity, Northwest Investment Trust, an entity controlled by the company's chairman, of 2,300 square feet for management and accounting located in Bloomington, Minnesota, 1,500 square feet for mortgage loan origination operations on Wayzata Blvd. in Minneapolis, Minnesota, and 1,500 square feet for its telemarketing operations in Sebeka, Minnesota. The Company has relocated and modified its use of the offices several times and has changed rent structures several times.


NOTE 6 - BUILDING ACQUISITION - NOTE SUBSEQUENT

The Company through its wholly owned subsidiary, Discover Mortgage Corporation acquired in February, 2003 an 11,000 square feet office building for $925,000 by issuing 1,000,000 shares of restricted stock and a $650,000 note. The note required an escrow of cash of $150,000. Upon various leasehold improvements being made estimated at $75,000, there will be $50,000 released from the escrow. This release also requires that the building be occupied by Discover. If the loan is current, then the escrowed funds shall be released $25,000 at a time each April starting in 2004. The office building has been owned by the Chairman of the Company for the four prior years. The Company has been paying $1,500 monthly for approximately 1,500 square feet of the building for the past four years for its Northwest Financial Ltd Mortgage operations. The building has one other tenant who pays $1,200 a month for 1,200 square feet and the Company is signing a new lease for 800 square feet with a new WHY USA Real Estate Franchisee unrelated to the Company. Discover will occupy the balance of the space upon leasehold improvements being made. The mortgage note with an unrelated commercial bank is at 7 1/2%, 15 year amortization, 5 year balloon and payments of $6,500 per month. Discover Mortgage currently rents at $8,000 per month 6,000 square feet which lease expires in May, 2003.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors
----------------------

     The names and ages of all directors and executive officers of the Company along with their respective positions, term of office as a director, is as follows:

Name                   Age    Positions Held                  Director Since
--------------------   ----   -----------------------------   --------------
Donald Riesterer        35    Chairman of the Board of        Dec. 31, 1999
                              Directors and Chief Executive
                              Officer

James B. Kylstad        50    Chief Financial Officer and     March 1, 2001
                              Director

Bruce Clausen           40    Director                        May 16, 2002

James Gessert           49    Director                        Dec. 31, 1999

Each of the above individuals will serve as a director until the next annual meeting of the shareholders or until a successor is elected and shall qualify. Executive officers serve at the discretion of the Board of Directors.

Biographical Information for Officers and Directors
---------------------------------------------------

     DONALD L. RIESTERER, is President and principal owner of Northwest Investment Trust, Inc., an affiliated entity based in Minneapolis, Minnesota. Mr. Riesterer has served as Vice-President/Sales and Marketing for Display Carousels Inc. from 1993 through 1996, a marketing firm, and as district manager of a financial service firm, Primerica Financial Service where he was employed from 1991 to 1993. He is a licensed real estate agent, a life/health insurance agent, and a loan originator in several states. He devotes a majority of his time to the Company.

     JAMES B. KYLSTAD became a director and President of the Company on March 1, 2001. For the seven years prior to becoming employed with the Company, Mr. Kylstad was the Chief Executive Officer of American Home Capital Corporation which is active in mortgage banking and related real estate services.

     BRUCE CLAUSEN is the Chief Executive Officer of Discover Mortgage, the principal subsidiary of the company, since 1995. From 1993 to 1995 he was the Vice-President of Mercantile Mortgage Company of Minneapolis, which packaged mortgage loans to be sold in bulk to investors; and from 1987 to 1993 he was Branch Manager of ITT Finance, a consumer loan company.

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

Compliance with Section 16(a) of the Act
----------------------------------------

     To the best of the Company's knowledge and belief, none of its directors, officers or principal shareholders failed to file any reports or forms required under the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain information paid by the Company to management for the fiscal years ended December 31, 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                                         Long Term Compensation
                            -----------------------    -------------------------
                              Annual Compensation          Awards & Options
                            -----------------------    ------------------------
Name                                       Other         Re-
and                                        Annual      Stricted    Securities
Principal                     Salary &    Compensa-     Stock       Underlying
Position             Year   Commissions    tion(1)      Awards     Options/SAR's
--------------------------------------------------------------------------------
Donald Riesterer     2002     $150,000    $28,344         -0-           -0-
Chairman, Chief      2001     $127,604    $ 7,440         -0-           -0-
Executive Officer    2000     $ 40,962    $26,250         -0-       750,000(3)
& Director


James Kylstad        2002     $100,000    $ 7,828     $75,000(2)        -0-
Chief Financial      2001     $ 50,000    $ 4,000         -0-       750,000(3)
Officer & Director   2000          -0-        -0-         -0-           -0-

Bruce Clausen        2002     $118,185    $25,200         -0-           -0-
CEO of Discover      2001          -0-        -0-         -0-           -0-
Mortgage             2000          -0-        -0-         -0-           -0-
Subsidiary &
Director
---------------------------

(1) Includes payments of automobile, cell phone and health insurance expenses.
(2) Represents 750,000 shares valued at $.10/share, which was the market value of such common shares on the date of the stock award.
(3) Granted under the Company's Incentive Stock Option Plan adopted in July 2000, which options vest over a 3-year period, are exercisable at $.50 per share and expire 10 years from the date of grant.


There were no stock option/SAR grants to our named executive officers in the fiscal year ended December 31, 2002. There also were no exercises of any outstanding stock options of the Company by any officers or directors of the Company during such 2002 fiscal year. The following table contains certain information on option values held by the named executive officers at the end of fiscal year 2002:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                      Value of the
                           Number of Securities       Unexercised
                           Underlying Unexercised     In-The-Money
                           Options/SARs at            Options/SARs at
                           FY-End ($)                 FY-End ($)
                           Exercisable/               Exercisable/
                           Unexercisable              Unexercisable
                           ------------------------------------------
Don Riesterer              500,000/250,000            $ 0/$0
James Kylstad              250,000/500,000            $ 0/$0

Compensation of Directors
-------------------------

     No director of the Company was compensated in 2002 for services rendered in his or her role as a director. In January 2003 the Company adopted a compensation policy for its directors providing for them to each receive 1,000 restricted common shares of the company for each director's meeting attended by them.

Recent Stock Options
--------------------

     In early 2003 the Company granted stock options to the management personnel for the purchase of an aggregate of 3,400,000 common shares exercisable at $.20 per share anytime during their 10-year term, all of which were fully vested upon their date of grant. Of these stock options, Donald Riesterer received 1,100,000, James Kylstad received 1,000,000, and Bruce Clausen received 100,000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 15, 2003 the beneficial ownership of Common Stock by each person who is known by the company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each director, each executive officer and all officers and directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.


                  Name of                 Amount of
                  Beneficial              Beneficial     Percent of
                  Owner(1)                Owner          Class
                  -------------           ----------     ----------
                  Donald Riesterer(2)     12,253,736       20.16%

                  James Kylstad(3)         2,500,000        4.19%

                  Bruce Clausen(4)         5,829,190       10.00%

                  James Gessert(5)            70,000        0.12%
                                          ----------     ----------

All directors and officers
 as a group (4) persons                   20,652,926       33.07%

(1) The address of each person in the above table is 8301 Creekside Circle, #101 Bloomington, MN 55437.

(2) Includes 345,486 shares owned by Northwest Investment Trust which is controlled by Mr. Riesterer and 1,600,000 shares vested stock options, but does not include 250,000 stock option shares not vesting in the next 60 days.

(3) Includes 1,500,000 shares vested stock options, but does not include 250,000 stock option shares not vested in the next 60 days.

(4)  Includes 100,000 shares vested under a stock option.

(5) Includes 50,000 shares vested under a stock option, but does not include 25,000 shares not vesting in the next 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Donald Riesterer, Chief Executive Officer of the Company owns certain properties being rented to the Company on a month-to-month basis. See "Item 2 - Properties".

     In June 2002 the Company satisfied certain note and accounts payable owed to its Chairman, Donald Riesterer, in the total amount of $258,864 by issuing him 2,428,250 shares of restricted common stock of the company based on a value of $.10 per share, and one WHY USA real estate franchise for a Wyoming location value at $16,000.

     In February 2003 the Company acquired a Minneapolis office building of 11,000 square feet from its Chairman, Donald Riesterer, to be used as the main headquarters of its mortgage brokerage business. Since 1999, the Company's mortgage lending operations, except for Discover Mortgage, has been conducted from part of this facility under a lease with Mr. Riesterer. The Company plans to move its entire Discover Mortgage business to this building by June 2003. The Company paid $925,000 to Mr. Riesterer for this building, including $650,000 in cash and 1,000,000 shares of its restricted stock valued at $.275 per share (substantially in excess of the market value of the common stock at the time of the acquisition). This purchase was financed through a 7 1/2 % mortgage from a local commercial bank requiring payments of $6,500 monthly. The Company expects to derive a substantial savings from this transaction since Discover Mortgage currently pays over $8,000 monthly rent, other mortgage lending operations of the Company previously paid $2,000 monthly to rent part of the building, and the Company will receive at least $2,000 monthly in rental payments from third parties leasing spaces in this building.


ITEM 13. EXHIBITS AND REPORTS ON 8-K

     (a) Index to Exhibits

Exhibit No.        Description                                        Location
----------         ------------                                       ---------
  2.1              Reorganization between the Black Butte                (1)
                     Petroleum, Inc. and Triam Ltd. dated
                     March 23, 1983
  2.2              Acquisition Agreement between Triam Ltd               (1)
                     and Northwest Financial Ltd., dated
                     December 16, 1999
  2.3              Acquisition Agreement Addendum, dated
                     December 20, 1999                                   (1)
  2.4              Stock Purchase Agreement dated September

                     24, 1999 between Northwest Financial
                     Group, Inc.,WHY USA NA, and
                     its selling shareholders                            (1)

  2.5              Addendum to Stock Purchase Agreement,
                     dated December 30, 1999 including Assignment        (1)
                     to Donald Riesterer
  2.6              Share Exchange Agreement - Cashline
                     transaction, dated February 8, 2001                 (3)
  2.7              Business Combination Agreement
                     to acquire Discover Mortgage Corp. effective
                     January 1, 2002                                     (2)
3.1.1              Articles of Triam Ltd., dated January 6, 1983         (1)
3.1.2              Amendment to Articles of Incorporation,
                     March 4, 1983                                       (1)
3.1.3              Amendment to Articles of Incorporation,
                     filed March 29,1983                                 (1)
3.1.4              Articles of Merger, filed on November 9, 1999         (1)
3.1.5              Amendment to Articles of Incorporation,
                     Jan. 10, 2000                                       (1)
  3.2              Bylaws                                                (1)
 10.2              Stock Option Plan                                     (2)
 10.3              Sample Option Agreement                               (4)
 10.4              Assignment and Assumption Agreement between
                   Northwest Investment Trust and the Company
                   Re: Cashline                                          (4)
 10.5              Assignment and Assumption Agreement between           (4)
                   Northwest Investment Trust and the Company
                   Re: Alliance West
 10.6              Franchise Purchase Agreement, dated March 31, 2001    (4)

(1) Filed with the Company's initial Filing on Form 10-SB on May 10, 2000.
(2) Filed with the Company's Form 10-SB/A No. 1 on August 28, 2000.
(3) Filed with the Company's Report on 8-K dated February 21, 2002.
(4) Filed with the Company's Annual Report on 10-KSB on April 16, 2001.

    (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 2002, the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:  March 21, 2003                      WHY USA FINANCIAL GROUP, INC.


                                                 By:  /s/ Donald Riesterer
                                                      --------------------------
                                                      Donald Riesterer, Chairman


                                                 And: /s/ James Kylstad
                                                      --------------------------
                                                      James Kylstad, CFO



     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date: March 21, 2003                By: /s/ Donald Riesterer
                                             -----------------------------------
                                             Donald Riesterer
                                             Chairman of the Board, Director and
                                             Principal Executive Officer


     Date: March 21, 2003                By: /s/ James Kylstad
                                             -----------------------------------
                                             James Kylstad
                                             Principal Financial and Accounting
                                             Officer and Director


     Date: March 21, 2003                By: /s/ Bruce Clausen
                                             -----------------------------------
                                             Bruce Clausen
                                             Director

                                 CERTIFICATIONS

                    Certification of Chief Executive Officer
                      and Chief Financial Officer pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002.
                ------------------------------------------------


I, Donald Riesterer, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

          i) the accompanying Annual Report on Form 10-KSB for the year ending December 31, 2002 fully complies with the requirements of Section 13(a) or
     Section 15(d) of the Securities and Exchange Act of 1934, as amended: and

          ii) the information contained in such report fairly presents, in all material aspects the financial condition and results of operations of WHY USA Financial Group, Inc.

     /s/ Donald Riesterer
     -----------------------------
     Donald Riesterer, Chief Executive Officer
     March 21, 2003



I, James Kylstad, hereby certify pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that, to the best of my knowledge:

          i) the accompanying Annual Report on Form 10-KSB for the year ending December 31, 2002 fully complies with the requirements of Section 13(a) or
     Section 15(d) of the Securities and Exchange Act of 1934, as amended: and

          ii) the information contained in such report fairly presents, in all material aspects the financial condition and results of operations of WHY USA Financial Group, Inc.


     /s/ James Kylstad
     ------------------------------
     James Kylstad, Chief Financial Officer
     March 21, 2003