Form 10QSB
period 2003-03-31
WHY USA FINANCIAL GROUP INC
filed 2003-05-14
CIK 1113450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003
                         Commission File Number 0-30601

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES {X} NO { } and
(2) had been subject to such filing requirements for the past 90 days.
YES {X} NO { }

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of May 8, 2003 was 59,196,110 shares.

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This quarterly report on Form 10-QSB contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation to update this information or to reflect events or circumstances after the date of this report. Factors that may cause such differences include, but are not limited to, the Company's limited operating history and variability of operating results, expectation of future losses, general risks associated with providing services in the real estate and mortgage lending industries, any failure of the Company to obtain additional working capital when needed, loss of key personnel, failure of the Company to operate profitably in the future, dependence on employees and commission agents to generate business, dependence on favorable lending interest rates and other general economic conditions, lack of market acceptance of the Company's services, failure to adequately protect intellectual property rights, inability to compete in the intensely competitive nature of the real estate and mortgage lending businesses, potential conflicts of interest of management, the ability to attract and retain qualified and effective personnel, management of the Company's growth in an effective manner, successful integration of acquired companies, dependence on key personnel, and dependence on a healthy national residential housing market. Such risk factors and uncertainties are set forth in more detail in the Company's Form 10KSB report for the year ended December 31, 2002.

--------------------------------------------------------------------------------
                          PART 1. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                          WHY USA FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,
                                     ASSETS                       2003
                                                              -----------
Current Assets:
 Cash($150,000 restricted as to mortgage loan)                $   337,302
 Accounts Receivable - net                                        352,478
 Prepaid expenses                                                  40,688
                                                              -----------
      Total Current Assets                                        730,468

Property and Equipment - net                                    1,057,239

Franchise Acquisition Costs - net                               1,473,807

Other Assets:
 Deposits & Prepaid Assets & Affiliate Advances                   315,293
 Note Receivable for Sale of Subsidiary                            66,456
 Goodwill                                                       1,016,570
                                                              -----------
      Total Assets                                            $ 4,659,833
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                            $   232,153
  Accrued Payroll Expenses                                        262,108
  Current Portion of Mortgage Loan                                 30,000
                                                              -----------
      Total Current Liabilities                                   524,261

  Mortgage loan on building                                       615,443
  Liabilities - discontinued operations                           300,631
                                                              -----------
      Total Long Term Liabilities                                 916,074

Stockholders' Equity:
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding                        --
  Common stock: $.001 par value, authorized
   250,000,000, 59,196,110 issued and
   outstanding at March 31, 2003                                   59,196
  Additional Paid-in Capital                                    7,451,210
  (Accumulated Deficit)                                        (4,290,908)
                                                              -----------
      Total Stockholders' Equity                                3,219,498
                                                              -----------

      Total Liabilities and Stockholders' Equity              $ 4,659,833
                                                              ===========

          See accompanying notes to consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months     Three Months
                                              Ended March 31,  Ended March 31,
                                                   2003             2002
                                               ------------     ------------
Revenue:
   Mortgage lending services                   $  1,299,078     $  1,032,312
   Real estate franchise sales and services         109,050           97,745
                                               ------------     ------------
                                                  1,408,128        1,130,057
      Total Revenue

Operating Expenses:
   Direct Cost of Services
      Mortgage Lending                              855,602          745,119
      Real Estate Activities                         31,905           80,861
   General and Administrative                       404,053          469,133
   Sales and Marketing Costs                         34,507           46,491
   Depreciation                                      13,040           20,521
   Amortization of Acquisition Costs                 59,724           46,766

      Total Expenses                              1,398,831        1,408,891

Income (Loss) from Operations                         9,297         (278,834)

Gain on sale of Subsidiary                               --           96,727

Interest expense- net                               (22,391)          (7,577)

Income tax expense                                       --           (1,000)
                                               ------------     ------------
      Net Loss                                 $    (13,094)    $   (190,684)
                                               ============     ============

Weighted Average Shares Outstanding              58,682,777       38,117,000
                                               ============     ============
Basic and diluted net loss per common share    $       (.00)    $       (.01)
                                               ============     ============

        See accompanying notes to the consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months    Three months
                                                                 Ended           Ended
                                                                March 31,       March 31,
                                                                  2003            2002
                                                                ---------       ---------
Cash Flows used in Operating Activities:
 Net Loss                                                       $ (13,094)      $(190,684)
Adjustments to Reconcile Net Loss to Net Cash Flow Used:
  Common stock issued for compensation                                 --          47,357
  Depreciation and amortization expense                            72,764          81,287
  Gain on sale of Subsidiary                                           --          96,727)
                                                                ---------       ---------
     Cash Flows provided by (used in) Operating Activities         59,670        (158,767)

Changes in Operating Assets and Liabilities,
  (Net of acquired working capital components):
  (Increase) decrease in accounts                                 (80,698)        158,862
  Increase (decrease) in accounts payable/accrued
  liabilities/deferred revenues                                  (107,892)       (187,611)
                                                                ---------       ---------
       Net Change to Operating Assets and Liabilities            (188,590)        (28,749)
                                                                ---------       ---------
            Net Cash provided by (used in) Operations            (128,920)       (187,516)

Cash Flows from (used in) Investing Activities:
  Capital expenditures - computers & office furniture             (52,871)             --
  Deposit released                                                180,000              --
  Working capital of Discover Mortgage Corporation
    Acquired via common stock                                          --         119,215
                                                                ---------       ---------
       Net Cash from (used in)Investing Activities                127,129         119,215

Cash Flows provided by Financing Activities:
  Common stock issued for cash                                         --         185,000
  Advances from  Northwest Financial Group, Inc. net of
   absorbed former officer receivable                                  --              --
  Rent expense paid to Northwest Investment Trust                      --         (72,500)
  Payment of capital leases and notes                              (4,558)         (9,999)
  Increase in prepaid assets / other                                4,460
  Payments on note receivable                                      17,552
  Payables converted to debt                                           --          10,500
                                                                ---------       ---------
       Net Cash Provided by Financing Activities                   17,454         113,001

Net Increase in Cash and Cash Equivalents                          15,663          44,700
Cash and Cash Equivalents at Beginning of Period                  321,639          87,249
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 337,302       $ 131,949
                                                                =========       =========

 Interest                                                       $  22,682       $   8,356
                                                                =========       =========
 Income taxes                                                   $      --       $   1,000
                                                                =========       =========

Common stock issued for Discover Mortgage                       $      --       $ 233,925
Corporation - Goodwill and fixed asset & deposits               =========       =========

Note receivable received for sale of subsidiary $175,000,
net of fixed Assets sold $4,562 franchise costs
$96,250 and liabilities assumed $22,539                         $      --       $  96,727
                                                                =========       =========

1,000,000 shares of Common stock issued to the Chairman
 of the Board for the acquisition of the building he
 owned by Discover Mortgage Corporation                         $ 275,000       $      --
                                                                =========       =========

Mortgage utilized to acquire the building by Discover
Mortgage Corporation                                            $ 650,000       $      --
                                                                =========       =========

          See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

     The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management of the Company are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the Company's audited financial statements included in its Form 10-KSB report for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending December 31, 2003.

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

4. Acquisition of Building - Discover Mortgage Corporation acquired a 11,400 square foot office building from the Chairman of the Board for $925,000 (approximately the appraised value of the building) to be utilized as it mortgage loan origination center in Minneapolis, MN and corporate headquarters. Discover obligated itself to a $650,000 mortgage and the WHY USA Financial Group "the Company" issued 1,000,000 shares valued at $275,000 for the balance of the acquisition. Discover is renovating the building and will occupy it in June of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

         The Company was formed in 1980 as a Utah corporation under a former name, and in 1983 it reorganized as a Nevada corporation incident to a merger. The initial business pursuits of the Company were unsuccessful, and it did not engage in any active business operations from 1990 until 1999. The Company has since provided both mortgage broker services and real estate franchise programs. The Company also acquired its current name incident to this reverse merger, and maintained its Nevada corporate status.

         The Company derives its revenues primarily from mortgage origination fees from mortgage lending and franchise sales and royalty fees from the real estate franchising operations of the Company. Mortgage lending services are conducted by offices of the Company located throughout Minnesota and a telemarketing call center located in northern Minnesota. The Company's "WHY USA" real estate franchise program and headquarters is conducted from a central office located in Minneapolis. The Company currently has 80 franchisees offering real estate services under our WHY USA brand name.

         The Company has a limited operating history upon which investors may evaluate its business and prospects. Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of March 31, 2003 had an accumulated deficit of approximately $4.29 million. The Company intends to expend its financial and management resources on sales and marketing and future mergers to support a larger-scale of business operations. The Company's current revenues can sustain the current operating cost structure.

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

Results of Operations
---------------------

         Our revenue from continuing operations for the three months ended March 31, 2003 was $1,408,420 compared to revenues from continuing operations of $786,881 for the similar first quarter period of 2002. This 79% increase in revenue from continuing operations was due primarily from substantial increased levels of mortgage origination business during the first quarter of 2003.

         Our total revenues for the first quarter of 2002, including discontinued operations primarily in Arizona were $1,227,764 in comparison to $1,408,425 in the first quarter of 2003 which did not include any discontinued operations. We are pleased to have realized a material increase in revenues during the 2003 first quarter compared to 2002 even though we no longer received any revenues from our former Arizona operations

         Revenues from our real estate franchise sales and services increased 12% from $97,745 during the first quarter of 2002 to $109,050 for our comparable quarter of 2003.

         Direct Cost of Services increased to $887,507 in the three months ended March 31, 2003 from $825,980 in the three months ended March 31, 2002, which 7.5% increase was attributable primarily to increased revenue levels.

         Gross margin, as determined by deducting the direct cost of services from total revenues, was approximately 37% for the three months ended March 31, 2003 compared to 27% for the three months ended March 31,2002. Our substantially improved gross margin was due primarily to economies of scale related to our large increase in mortgage origination revenues from our Minnesota based Discover subsidiary.

         Sales and marketing costs decreased somewhat from $46,491 in the first quarter of 2002 to $34,507 for the comparable quarter of 2003.

         Amortization and depreciation were similar for the first quarter of 2002 ($67,287) and 2003 ($72,764).

         Our operating income was $9,297 for the three months ended March 31, 2003 compared to a loss of $278,834 the similar first three months of 2002. This substantial turnaround in operating financial results for the first quarter of 2003 compared to 2002 was due both to our closure of unprofitable Arizona operations in late 2002 and to significant improved margins from economies of scale related to our increasing mortgage origination business.

         Our net loss of $13,094 for the three months ended March 31, 2003 decreased from a net loss of $190,684 for the comparable first quarter of 2002. This substantial improvement was attributable primarily to economies of scale from substantial increases in mortgage origination revenues at our Discover subsidiary in Minnesota.

         For the three months period ended March 31, 2003 our EBITDA income was $95,446. EBITDA income information is one measurement we use to evaluate our operating results, and is defined as "earnings before interest, taxes, depreciation and amortization". Although we consider EBITDA results as a useful measurement of our financial analysis, we do not imply that EBITDA income is a substitute for the results of our operations shown on our financial statements herein which were prepared in accordance with generally accepted accounting principles.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 2003, we had working capital of $206,207 and $337,302 of cash. Since inception of our current mortgage brokerage and real estate franchising operations, we have funded our development, acquisitions and ongoing operations through private placements of our common stock. We most likely will need to raise additional capital from sales of our equity securities to support our planned expansion activities. If we cannot raise additional funds through one or more sources, we would need to scale back our planned expansion significantly. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

         Net cash used in operating activities for the three months ended March 31, 2003 was $128,920, which was used primarily to finance increased receivables from our real estate franchise operations and reduce our accounts payable.

         Net cash provided by investment activities for the three months ended March 31, 2003 was $127,129, which consisted of release of a deposit of $180,000 related to our building purchase in early 2003 offset by capital expenditures of $52,871 for office and computer equipment.

         Net cash provided by financing activities for the three months ended March 31, 2003 was $17,454, which was obtained primarily from payments on a note receivable related to our sale of a discontinued business.

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

Income Taxes
------------

         Due to its continuing net losses, the company paid no income taxes in any reported period. As of March 31, 2003, the Company had approximately $4 million of net operating loss carryforwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Due to acquisitions, the Company's ability to benefit from net operating loss carryforward may be materially limited.

ITEM 3. CONTROLS AND PROCEDURES

         The effectiveness of disclosure controls and procedures of the registrant were evaluated by management within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), resulting in the following conclusions:

         i) such controls and procedures have been designed to ensure that material information on the registrant has been made known to the management of registrant by employees of the registrant and its subsidiaries during the period in which this quarterly report was prepared; and

         ii) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, and accordingly no corrective actions were necessary to be taken by the registrant.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2. CHANGES IN SECURITIES

(a) In February 2003, the Company issued 1,000,000 restricted common shares to Donald Riesterer, the Chairman of the Board, for a 11,400 square feet office building in Minneapolis , MN. The total consideration was $925,000 which was paid via the 1,000,000 share issuance valued at $275,000 and the refinancing of mortgage obligations on the building of $650,000. The appraised value of the building was $934,000.

         The foregoing transaction was exempt from registration in reliance upon section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The recipient of shares in this transaction is an accredited investor and represented his intention to acquire these shares for investment only and not with a view to sell in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the certificate issued in this transaction.

(b) In February 2003 the company issued a total of 3,450,000 incentive stock options to its management personnel which are exercisable anytime during their term at $.20 per common share.

         This transaction was exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended, since all these options were granted in purely private transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits - None
(b) Reports on Form 8-K. None were filed during the quarter ended March 31, 2003.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: May 12, 2003                        WHY USA FINANCIAL GROUP, INC.


                                                   By /s/ Donald Riesterer
                                                      --------------------------
                                                      Donald Riesterer
                                                      Chief Executive Officer

                                                  And /s/ James B. Kylstad
                                                      --------------------------
                                                      James B. Kylstad
                                                      Chief Financial Officer

CERTIFICATIONS*
---------------

I, Donald Riesterer. Certify that:

1. I have reviewed this quarterly report on Form 10-QSB of WHY USA Financial Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any Untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls, and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date with in 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 13, 2003                                  /s/ Donald Riesterer
                                                         -----------------------
                                                         Donald Riesterer
                                                         Chief Executive Officer

CERTIFICATIONS*
---------------

I, James Kylstad. Certify that:

7. I have reviewed this quarterly report on Form 10-QSB of WHY USA Financial Group, Inc.

8. Based on my knowledge, this quarterly report does not contain any Untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls, and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date with in 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 13, 2003                                  /s/ James Kylstad
                                                         -----------------------
                                                         James Kylstad
                                                         Chief Financial Officer