Form 10QSB
period 2003-06-30
WHY USA FINANCIAL GROUP INC
filed 2003-08-12
CIK 1113450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003
                         Commission File Number 0-30601

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES [X] NO[ ] and
(2) had been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of July 31, 2003 was 59,946,110.

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

-------------------------------------------------------------------------------
                          PART 1. FINANCIAL INFORMATION
-------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                          WHY USA FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                 June 30,
                                ASSETS                             2003
                                                               -----------
Current Assets:
 Cash                                                          $   288,529
 Accounts Receivable - net of $65,020 Allowance                    306,163
 Notes Receivable                                                  138,082
                                                               -----------
      Total Current Assets                                         732,774

Property and Equipment - net                                     1,120,357

Franchise Acquisition Costs - net
                                                                 1,428,084
Other Assets:
 Deposits & Prepaid Assets                                         249,981
 Goodwill                                                        1,016,570
                                                               -----------
      Total Assets                                             $ 4,547,766
                                                               ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                             $   257,503
  Accrued Expenses                                                 345,200
  Current Portion of Mortgage Loan                                  30,000
                                                               -----------
      Total Current Liabilities                                    632,703

Long Term Liabilities:
  Mortgage Loan on Building                                        609,188
  Reserve for Discontinued Operations                              159,175
  Liabilities Payable in Stock                                      37,500

                                                               -----------
      Total Long Term Liabilities                                  805,863

Stockholders' Equity:
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding                          -
  Common stock: $.001 par value, authorized
   250,000,000, 59,946,110
   issued and outstanding at June 30, 2003                          59,946
  Additional Paid-in Capital                                     7,525,460
  Accumulated Deficit                                           (4,476,206)
                                                               -----------
      Total Stockholders' Equity                                 3,109,200
                                                               -----------

      Total Liabilities and Stockholders' Equity               $ 4,547,766
                                                               ===========

          See accompanying notes to consolidated financial statements.

                         WHY USA FINANCIAL GROUP , INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months       Three Months      Six Months        Six Months
                                        Ended             Ended             Ended             Ended
                                     June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002
                                     -------------     -------------     -------------     -------------
Revenue:
   Mortgage Lending Services         $  1,241,247      $    972,464      $  2,543,452      $  2,000,899
   Real Estate Franchise fees              63,191           324,292           172,437           420,781
                                     ------------      ------------      ------------      ------------

          Total Revenue                 1,304,438         1,296,756         2,715,889         2,421,680

Operating Expenses:
   Direct Cost of Services
      Mortgage Lending                    922,818           484,598         1,811,846           927,374
      Real Estate Activities               21,958            31,651            76,966            68,928
   General and Administrative             428,283           723,074           726,751         1,486,162
   Sales and Marketing Costs               24,158            98,300           110,752           181,683
   Depreciation                            20,624            20,361            33,665            40,879
   Amortization                            59,724            60,245           119,448           121,260
                                     ------------      ------------      ------------      ------------

         Total Expenses                 1,477,565         1,418,229         2,879,428         2,826,286

Loss from Operations                     (173,127)         (121,473)         (163,539)         (404,604)

Gain (Loss)on sale of subsidiary               --           (26,006)               --            74,999

Interest expense                          (12,171)           (6,866)          (34,853)          (15,422)

                                     ------------      ------------      ------------      ------------
         Net Loss                    $   (185,298)     $   (154,345)     $   (198,392)     $   (345,029)
                                     ============      ============      ============      ============

Weighted Average
   Shares Outstanding                  58,939,444        45,813,209        59,946,110        42,517,325
                                     ============      ============      ============      ============
Basic and diluted net
  loss per common share              $       (.00)     $      (0.00)     $      (0.00)     $      (0.01)
                                     ============      ============      ============      ============

        See accompanying notes to the consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months        Six months
                                                                 Ended             Ended
                                                              June 30,2003     June 30, 2002
                                                              ------------     -------------
Cash Flows used in Operating Activities:
 Net Loss                                                     $ (198,392)      $  (345,029)

Adjustments to Reconcile Net Loss to Net Cash Flow Used:
  Common stock to be issued for compensation                     112,500           129,457
  Depreciation and amortization expense                          153,112           161,889
  Net Book Value of Franchise Costs and Fixed Assets
  in Asset Sales of Subsidiaries.                                     --           142,734
                                                              ----------       -----------
      Cash Flows providing (used in) provided by
          Operating Activities                                    67,220            89,051

Changes in Operating Assets and Liabilities,(Net of
   acquired working capital components):
   (Increase)decrease in accounts and notes receivable
     including Sale of Subsidiary                               (172,465)         (191,632)
   Increase (decrease) in accounts payable/accrued
   liabilities/deferred revenues                                (140,906)          (17,054)
   Increase(decrease)in other assets/prepaids/notes              168,468                --
                                                              ----------       -----------

       Net Change to Operating Assets and Liabilities           (144,903)         (209,136)
                                                              ----------       -----------
       Net Cash used in Operations                               (77,683)         (120,085)

Cash Flows from (used in) Investing Activities:
  Capital expenditures - computers & office remodel/furniture   (136,615)           (5,724)
  Deposit released                                               180,000                --
  Working capital of Discover Mortgage Corporation
    acquired via common stock                                         --          (119,215)
                                                              ----------       -----------

       Net Cash from (used in)Investing Activities                43,385          (124,939)

Cash Flows provided by Financing Activities:
  Common stock issued for cash and warrant conversions                --           380,191
  Rents and repayment of advances to Northwest Financial
   Group, Inc. and Northwest Investment Trust                     12,000          (150,909)
  Payment of capital leases and loans                            (10,812)          (20,288)
  New loans                                                           --            20,801
                                                                --------       -----------

       Net Cash Provided by Financing Activities                   1,188           229,791

Net Decrease in Cash and Cash Equivalents                        (33,110)          (15,229)

Cash and Cash Equivalents at Beginning of Period                 321,639            87,249
                                                              ----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  288,529       $    72,020
                                                              ==========       ===========

 Interest                                                     $   34,853       $    15,422
                                                              ==========       ===========
 Income taxes                                                 $       --       $     1,000
                                                              ==========       ===========

                                                               Six Months        Six months
                                                                 Ended             Ended
                                                              June 30,2003     June 30, 2002
                                                              ------------     -------------
Supplemental non cash financing activities:

Common stock issued for Discover Mortgage Corporation -
Goodwill $176,570, fixed assets $54,447 & deposits $2,908
(Working Capital Component is investing addition)             $       --       $   233,925
                                                              ==========       ===========
Note receivable received for sale of subsidiary $175,000,
net of fixed Assets sold $4,562 franchise costs $96,250
and liabilities assumed $22,539                               $       --       $    96,727
                                                              ==========       ===========
Issued 2,428,250 shares to an officer to satisfy a
$150,000 franchise acquisition note, accrued interest of
$21,671 and accrued commissions totaling $95,148 for a
total consideration of $242,825.                              $       --       $   242,825
                                                              ==========       ===========
Common stock issued to pay compensation liabilities
previously accrued                                            $       --       $   148,146
                                                              ==========       ===========
Issued 1,000,000 shares of Common Stock valued at
$275,000 and the refinancing of $625,000 in debt to
acquire an office building valued at $925,000 from the
Chairman of the Board - building appraised at $934,000
prior to acquistion                                           $  925,000       $        --
                                                              ==========       ===========

          See accompanying notes to consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of presentation

         The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management of the Company are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the Company's audited financial statements included in its Form 10-KSB report for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent period or for the entire year ending December 31, 2003.

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


4.       Acquisition of Building - Discover Mortgage Corporation

         Discover acquired a 10,000 square foot office building from the Chairman of the Board for $925.000. The parent issued 1,000,000 shares valued at $ 275,000 and refinanced $650,000 in debt on the building to complete the purchase. The building was renovated by Discover and commencing in June, 2003 is the loan origination center for its Minneapolis operations. The transaction was completed at approximately the appraised value of the building.


5. The Company entered into a conditional merger with Home Services International -(HSVI) a publicly traded Company. The merger required HSVI to raise additional funding to consummate the merger by August 14,2003. The Company is unaware of the current status of the funding and if the funding is not obtained by August 15, 2003, this proposed merger agreement will expire by its terms.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

         The Company was formed in 1980 as a Utah corporation under a former name, and in 1983 it reorganized as a Nevada corporation incident to a merger. The initial business pursuits of the Company were unsuccessful, and it did not engage in any active business operations from 1990 until 1999, when it merged with a private operating company actively engaged in providing mortgage brokerage services and a real estate franchise program. The Company also acquired its current name incident to this merger, and maintained its Nevada corporate status.

         The Company derives its revenues primarily from mortgage origination fees from mortgage lending and franchise sales and royalty fees from the real estate franchising operations of the Company. Mortgage lending services are conducted through offices of the Company located in Minneapolis, MN and a telemarketing call center located in northern Minnesota. The Company's "WHY USA" real estate franchise program is conducted from a central office located in suburban Minneapolis. The Company currently has 80 franchisees offering real estate services under our WHY USA brand name.

         The Company has a limited operating history upon which investors may evaluate its business and prospects. Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of June 30, 2003 had an accumulated deficit of approximately $
4.48 million. There can be no assurance that the Company's future revenues will increase to the levels necessary to achieve profitability or generate cash from operations.

         The Company's prospects must also be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early years of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, the Company must, among other things, maintain existing and develop new relationships with mortgage lenders, real estate brokers and franchisees, and potential residential customers in the general public; implement and successfully execute its business and marketing strategy; continue to develop and upgrade transaction-processing systems; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance the Company will be successful in addressing such risks, and the failure to do so would seriously harm the Company's business, financial condition, and results of operations. The Company's current and future expense levels are based on its planned operations and estimates of future revenues. Revenue and operating results generally depend upon the volume and timing of mortgages originated and real estate closings completed, which are rather difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls. Any significant shortfall of revenue would have an immediate adverse effect on the Company' s business. In view of the changing nature of both the financial services industry and the overall national economy, the Company is unable to accurately forecast its revenue. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.



Results of Operations
---------------------

         Revenue increased to $2,715,889 for the six months ended June 30, 2003 from $2,421,680 for the comparable six month period of 2002. This 12% revenue increase was due to increased mortgage loan originations.

         Direct Cost of Services increased to $ 1,888,812 in the six months ended June 30, 2003 from $996,302 in the six months ended June 30, 2002, which increase was attributable to increased revenue levels, higher commissions rates to loan officers, and lower average loan yields.

         Gross margin, as determined by deducting the direct cost of services from total revenues, was approximately 31% for the six months ended June 30, 2003 compared to 59 % for the comparable six months of 2002. This gross margin decrease is attributable to the higher percentage of direct costs compared to revenues in the 2003 period.

         Sales and marketing costs decreased to $110,752 for the six months ended June 30,2003 from $181,683 for the comparable six months of 2002. This 39% decrease was primarily due to substantially decreased promotional expenses related to sales of real estate franchises.

         General and administrative expenses decreased from $1,486,162 for the six months ended June 30, 2002 compared to $726,751 for the six months ended June 30,2003.This substantial 51 % decrease was due to economies of scale from increased revenues and to the substantial decrease in expenses resulting from the closing of our Arizona operations prior to 2003.

         Amortization and depreciation expenses decreased from $162,139 in the six months ended June 30, 2003 to $153,113 for the comparable six months of 2002.

         Net loss of $(198,392) for the six months ended June 30, 2003 decreased from a net loss of $(345,029) for the six months ended June 30, 2002. This significant decrease in our losses was due primarily to better economies of scale attributable to our substantially increased mortgage origination revenues and the shutting down of our Arizona mortgage lending operations.


Liquidity and Capital Resources
-------------------------------

         Net cash used in our operations for the six months ended June 30, 2003 was $77,683, represented by decreases in accounts payable/accrued liabilities of $140,906 and increases in accounts/notes receivable of$172,465 offset by increases in other assets of $168,468 and positive cash flows from operating activities of $67,220.

         Net cash provided by our investing activities for the six months ended June 30, 2003 was $43,385, consisting of release of a $180,000 bank deposit related to the purchase of our mortgage operations building offset by $136,615 of capital expenditures for fixtures, furniture and office equipment to remodel and equip these facilities.

         Net cash provided by our financing activities for the six months ended June 30, 2003 was $1,188 consisting of repayments of advances totaling $12,000 offset by mortgage loan payments of $10,812.


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


Income Taxes
------------

         Due to its continuing net losses, the company paid no income taxes in any reported period. As of June 30, 2003, the Company had approximately $4.5 million of net operating loss carryforwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Due to acquisitions, the Company's ability to benefit from net operating loss carryforward may be limited materially.



-------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 3.  CONTROLS AND PROCEDURES

         The effectiveness of disclosure controls and procedures of the registrant were evaluated by management within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), resulting in the following conclusions:

         i) such controls and procedures have been designed to ensure that material information on the registrant has been made known to the management of registrant by employees of the registrant and its subsidiaries during the period in which this quarterly report was prepared: and

         ii) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, and accordingly no corrective actions were necessary to be taken by the registrant.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  31.1       Sarbanes Oxley Certification of Chief Executive
                             Officer.
                  31.2       Sarbanes Oxley Certification of Chief Financial
                             Officer.

         (b) Reports on Form 8-K - The registrant filed one report on Form 8-K on May 22, 2003. This report referred to the Registrant's entering into a conditional business combination agreement with Home Services International Inc. Unless substantial funding is obtained by August 14, 2003 under the terms of this agreement, it will expire.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003


                                          WHY USA FINANCIAL GROUP, INC.




                                          By /s/ James B Kylstad
                                             ----------------------------------
                                             James B. Kylstad
                                             Chief Executive Officer



                                          By /s/ Michael J. Peterson
                                             ----------------------------------
                                             Michael J. Peterson
                                             Chief Financial Officer