Form 10QSB
period 2003-09-30
WHY USA FINANCIAL GROUP INC
filed 2003-11-14
CIK 1113450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003
Commission File Number 0-30601

WHY USA FINANCIAL GROUP, INC.
(Exact name of the small business as specified in its charter)

8301 Creekside #101
Bloomington, MN 55437
(Address of principal executive offices)
(Zip Code)

(952) 841-7050
(Registrant's telephone number, including area code)

Nevada	87-0390603
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) YES {X} NO{ } and (2) had been subject to such filing requirements for the past 90 days. YES {X} NO { }

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of November 6, 2003 was 59,946,110.

SAFE HARBOR STATEMENT UNDER THEPRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

        This quarterly report on Form 10-QSB contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation to update this information or to reflect events or circumstances after the date of this report. Factors that may cause such differences include, but are not limited to, the Company’s limited operating history and variability of operating results, expectation of future losses, general risks associated with providing services in the real estate and mortgage lending industries, any failure of the Company to obtain additional working capital when needed, loss of key personnel, failure of the Company to operate profitably in the future, dependence on employees and commission agents to generate business, dependence on favorable lending interest rates and other general economic conditions, lack of market acceptance of the Company’s services, failure to adequately protect intellectual property rights, inability to compete in the intensely competitive nature of the real estate and mortgage lending businesses, potential conflicts of interest of management, the ability to attract and retain qualified and effective personnel, management of the Company’s growth in an effective manner, successful integration of acquired companies, dependence on key personnel, and dependence on a healthy national residential housing market. Such risk factors and uncertainties are set forth in more detail in the Company’s Form 10KSB report for the year ended December 31, 2002.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

WHY USA FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2003
ASSETS
Current Assets:
Cash	$378,035
Accounts and notes receivable – net
of $65,020 allowance	224,787
Advances – employees /affiliates	126,600

Total Current Assets	729,422
Property and Equipment – net	1,126,201
Franchise Acquisition Costs – net	1,383,359
Other Assets:
Prepaid Expenses	230,663
Goodwill	1,016,570

Total Assets	$4,486,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$234,281
Accrued Expenses	217,013
Current Portion of Mortgage Loan	30,000

Total Current Liabilities	481,294
Long Term Liabilities:
Mortgage Loan on Building	603,323
Reserve for Discontinued Operations	139,175
Liabilities Payable in Stock	131,250

Total Long Term Liabilities	873,748
Stockholders' Equity:
Preferred stock: no par value, authorized
50,000,000, no shares issued and outstanding	—
Common stock: $.001 par value, authorized
250,000,000, 59,946,110
issued and outstanding at September 30, 2003	59,946
Additional Paid-in Capital	7,525,460
Accumulated Deficit	(4,454,233)

Total Stockholders' Equity	3,131,173

Total Liabilities and Stockholders' Equity	$4,486,215

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Revenue:
Mortgage Lending Services	$1,436,299	$1,198,964	$3,976,602	$3,199,864
Real Estate Franchise fees	104,009	107,812	261,148	525,512
Rental Income	6,478	—	11,250	—

Total Revenue	1,546,786	1,306,776	4,262,226	3,725,376
Operating Expenses:
Direct Cost of Services
Mortgage Lending	980,401	686,709	2,791,312	1,614,235
Real Estate Activities	11,304	16,297	81,174	147,872
General and Administrative	411,984	661,380	1,141,479	2,150,760
Sales and Marketing Costs	46,192	70,961	162,231	186,475
Depreciation	21,596	21,459	55,260	62,341
Amortization	59,724	59,724	179,172	180,734

Total Expenses	1,531,201	1,516,530	4,410,628	4,342,417
Income (Loss) from Operations	15,585	(209,754)	(148,402)	(617,041)
Interest income (expense) – net	6,388	5,325	(28,019)	(6,416)
Net gain on sale of subsidiaries	—	1,702	—	76,701
Income Taxes	(4,400)	—	—	(1,000)
Income tax benefit of net
operating loss carry forward	4,400	—	—	—

Net Income (loss)	$21,973	$(202,727)	$(176,421)	$(547,756)

Weighted Average
Shares Outstanding	59,946,110	46,998,798	59,872,000	44,510,654

Basic and diluted net income
(loss) per common share	$.00	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to the consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2003	Nine months Ended September 30, 2002
Cash Flows from Operating Activities:
Net Loss	$(176,421)	$(547,756)
Adjustments to Reconcile Net Loss to Net Cash Flow Used:
Common stock to be issued for compensation	131,250	129,457
Depreciation and amortization expense	234,432	243,075
Net Book Value of Franchise Costs and Fixed Assets
in Asset Sales of Subsidiaries	—	142,734

Cash Flows provided by (used in)
Operating Activities	189,261	(32,490)
Changes in Operating Assets and Liabilities, (Net of
acquired working capital components):
(Increase) decrease in accounts and notes receivable
including Sale of Subsidiary	(79,607)	(64,996)
Increase (decrease) in accounts payable/accrued
liabilities/deferred revenues	(245,240)	(52,048)
(Increase) decrease in other assets/prepaids/notes	180,703	—

Net Change to Operating Assets and Liabilities	(144,144)	(12,948)

Net Cash provided by (used in) Operations	45,117	(45,438)
Cash Flows from Investing Activities:
Capital expenditures – computers & office
remodel/furniture	(164,054)	(12,160)
Deposit released	180,000	—
Working capital of Discover Mortgage Corporation
acquired via common stock	—	(119,215)

Net Cash provided by (used in) Investing Activities	15,946	(124,939)
Cash Flows from Financing Activities:
Common stock issued for cash and warrant conversions	—	412,711
Rents and repayment of advances to Northwest Financial
Group, Inc. and Northwest Investment Trust	12,000	(140,909)
Payment of capital leases and loans	(16,667)	(19,061)
New loans	—	9,200

Net Cash (used in) Provided by Financing Activities	(4,667)	261,941
Net Increase in Cash and Cash Equivalents	56,396	85,128
Cash and Cash Equivalents at Beginning of Period	321,639	87,249

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378,035	$172,377

WHY USA FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Interest	$28,019	$14,672

Income taxes	$—	$1,000

Supplemental non cash financing activities:
Common stock issued for Discover Mortgage
Corporation – Goodwill $176,570, fixed assets $54,447
& deposits $2,908 (Working Capital Component is
investing addition)	$—	$233,925

Note receivable received for sale of subsidiary $175,000,
net of fixed Assets sold $4,562 franchise costs
$ 96,250 and liabilities assumed $22,539	$—	$96,727

Issued 2,428,250 shares to an officer to satisfy a
$150,000 franchise acquisition note, accrued interest
of $21,671 and accrued commissions totaling $95,148
for a total consideration of $242,825	$—	$242,825

Common stock issued to pay compensation liabilities
previously accrued	$—	$148,146

Issued 1,000,000 shares of Common Stock valued at
$275,000 and the refinancing of $625,000 in debt
to acquire an office building valued at $925,000 from
the Chairman of the Board -building appraised at
$934,000 prior to its acquisition	$925,000	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of presentation

        The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management of the Company are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the Company’s audited financial statements included in its Form 10-KSB report for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

4.     Acquisition of Building – Discover Mortgage Corporation

        Discover acquired a 10,000 square foot office building from the Chairman of the Board for $925,000. The parent issued 1,000,000 shares valued at $ 275,000 and refinanced $650,000 in debt on the building to complete the purchase. The building was renovated by Discover and is the loan origination center for its Minneapolis operations. The transaction was completed at approximately the appraised value of the building.

5.     The Company’s proposed merger with Home Services International Inc., expired by its terms in August, 2003.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        The Company was incorporated in Utah in 1980 and reorganized as a Nevada corporation in 1983. The Company was inactive for many years prior to 1999 when it completed a merger to enter its current business of providing mortgage brokerage services and a real estate franchise program. The Company also acquired its current name incident to this merger, and maintained its Nevada corporate status.

        The Company derives its revenues primarily from mortgage origination fees from mortgage lending and franchise sales and royalty fees from the real estate franchising operations of the Company. Mortgage lending services are conducted through offices of the Company located in Minneapolis, MN , and a telemarketing call center located in northern Minnesota. The Company’s “WHY USA” real estate franchise program is conducted from a central office located in Minnesota. The Company currently has 80 franchisees offering real estate services under our WHY USA brand name.

        Since the inception of its current operational business at the end of 1999, the Company has incurred significant losses, and as of September 30, 2003 had an accumulated deficit of approximately $ 4.5 million. There can be no assurance that the Company’s future revenues will increase to the levels necessary to achieve profitability or maintain cash from operations.

        The Company’s prospects must also be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early years of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, the Company must, among other things, maintain existing and develop new relationships with mortgage lenders, real estate brokers and franchisees, and potential residential customers in the general public; implement and successfully execute its business and marketing strategy; continue to develop and upgrade transaction-processing systems; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance the Company will be successful in addressing such risks, and the failure to do so would seriously harm the Company’s business, financial condition, and results of operations. The Company’s current and future expense levels are based on its planned operations and estimates of future revenues. Revenue and operating results generally depend upon the volume and timing of mortgages originated and real estate closings completed, which are rather difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls. Any significant shortfall of revenue would have an immediate adverse effect on the Company’ s business. In view of the changing nature of both the financial services industry and the overall national economy, the Company is unable to accurately forecast its revenue. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

Analysis of Recent Quarter

        Registrant experienced a net profit of $21,973 for the three months ended September 30, 2003, which was a significant achievement since it was the first quarter in which registrant realized net profit from operations on a fully accounted GAAP basis.

        In addition, for these three months ended September 30, 2003, registrant’s EBITDA income was $103,293. EBITDA income information is a useful measurement used by registrant to evaluate its operating results, and is defined as “earnings before interest, taxes, depreciation and amortization.” Although EBITDA income results are an important measurement of registrant’s financial analysis and operating results, registrant does not imply that EBITDA income is a substitute for its results of operations shown on the financial statements herein which were prepared in accordance with generally accepted accounting principles (GAAP).

Comparative Results of Operations

        Revenue increased to $4,262,226 for the nine months ended September 30, 2003 from $3,735,376 for the comparable nine month period of 2002. This 14% revenue increase was due to increased mortgage loan originations.

        Direct Cost of Services increased to $ 2,872,486 for the nine months ended September 30, 2003 from $1,762,107 for the nine months ended September 30, 2002, which increase was attributable to costs related to increased revenue levels and to higher commission rates paid to loan officers.

        Gross margin, as determined by deducting the direct cost of services from total revenues, was approximately 33% for the nine months ended September 30, 2003 compared to 52 % for the comparable nine- month period of 2002. This gross margin decrease was attributable primarily to changes in 2003 in allocations of direct cost items used for the determination of registrant’s cost of services.

        Sales and marketing costs decreased slightly to $162,231 for the nine months ended September 30, 2003 from $186,475 for the comparable nine months of 2002, which decrease was due to reduced promotional expenses.

        General and administrative expenses decreased from $2,150,760 for the nine months ended September 30, 2002 compared to $1,141,479 for the nine months ended September 30,2003.This substantial 47 % decrease was due to economies of scale from increased mortgage origination revenue as well as a decrease in expenses resulting from the closing of our Arizona operations in late 2002, and continued cost controlling measures.

        Amortization and depreciation expenses were similar, being $234,432 for the nine months ended September 30, 2003 and $243,075 for the comparable nine-month period of 2002.

        Net loss of $(176,421) for the nine months ended September 30, 2003 decreased from a net loss of $(547,756) for the nine months ended September 30, 2002. This significant decrease in net loss was due to better economies of scale related to substantially increased mortgage origination revenues in Minnesota and continued cost controlling measures.

Liquidity and Capital Resources

        As of September 30, 2003, we had working capital of $248,128 and $378,035 of cash. Since inception of our current mortgage brokerage and real estate franchising operations, we have funded our development, acquisitions and ongoing operations through private placements of our common stock along with advances to us from affiliated persons. We most likely will need to raise additional capital from sales of our equity securities or another source to support our planned expansion activities. If we cannot raise additional funds through one or more sources, we would need to scale back our planned expansion significantly. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

        Net cash provided by operating activities for the nine months ended September 30, 2003 was $45,117 compared to net cash used in operating activities of $(45,438) for the comparable nine months of 2002. Net cash provided for this 2003 nine-month period consisted of positive cash flows from operating activities of $189,261 and $180,703 decreases in prepaid assets/notes/other assets, offset by $79,607 increases in accounts/notes receivable and $245,240 decreases in accounts payable/accrued liabilities/deferred revenues.

        Net cash provided by investing activities for the nine months ended September 30, 2003 was $15,946 compared to net cash used in investing activities of $(124,939) for the comparable nine months of 2002. Net cash provided for this 2003 nine-month period consisted of release of a $180,000 bank deposit related to the purchase of our Minneapolis mortgage operations building offset by $164,054 of capital expenditures to remodel and equip these facilities for efficient mortgage origination operations.

        Net cash used in financing activities for the nine months ended September 30, 2003 was $(4,667) compared to net cash provided by financing activities of $261,941 for the comparable nine months of 2002. Net cash used in this 2003 nine-month period consisted of payments on capital leases/loans of $16,667 offset by repayment to registrant of advances totaling $12,000.

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

Seasonality

        The Company’s business is materially seasonal in nature, since there is a general national decrease in residential real estate transactions during the winter months.

Income Taxes

        Due to its continuing net losses, the company paid no income taxes in any reported period. As of September 30, 2003, the Company had approximately $4.5 million of net operating loss carryforwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded. Due to acquisitions, the Company’s ability to benefit from net operating loss carryforward may be limited materially.

ITEM 3.   CONTROLS AND PROCEDURES

        The effectiveness of disclosure controls and procedures of the registrant were evaluated by management within 90 days prior to the filling date of this quarterly report (the “Evaluation Date”), resulting in the following conclusions:

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

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Sarbanes Oxley Certification of Chief Executive Officer

31.2	Sarbanes Oxley Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003

WHY USA FINANCIAL GROUP, INC.
By	/s/ James B Kylstad

James B. Kylstad
Chief Executive Officer
By	/s/ Michael J. Peterson

Michael Peterson
Chief Financial Officer