Form 10QSB/A
period 2003-09-30
WHY USA FINANCIAL GROUP INC
filed 2003-12-18
CIK 1113450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, as of November 6, 2003 was 59,946,110.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.3	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 17, 2003

WHY USA FINANCIAL GROUP, INC.
By	/s/ James B Kylstad

James B. Kylstad
Chief Executive Officer
By	/s/ Michael J. Peterson

Michael Peterson
Chief Financial Officer