Form 10KSB
period 2003-12-31
WHY USA FINANCIAL GROUP INC
filed 2004-05-17
CIK 1113450

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were: $ 5,120,493

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices per share on March 18, 2004 was approximately $ 3,195,000.

As of March 18, 2004, the issuer had outstanding 63,892,760 shares of its common stock, $0.001 par value.

                                TABLE OF CONTENTS


PART I

   Item 1.    Description of Business..........................................3

   Item 2.    Description of Property..........................................8

   Item 3.    Legal Proceedings................................................9

   Item 4.    Submission of Matters to a Vote of Security Holders..............9



PART II

   Item 5.    Market for Common Equity and Related Stockholder
              Matters ........................................................10

   Item 6.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12

   Item 7.    Financial Statements............................................16

   Item 8.    Changes in and Disagreements with Accountants...................47

   Item 8A    Controls and Procedures ........................................48



PART III

   Item 9.    Directors, Executive Officers, Promoters, Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............49

   Item 10.   Executive Compensation..........................................50

   Item 11.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................51

   Item 12.   Certain Relationships and Related Transactions..................52

   Item 13.   Exhibits and Reports on Form 8-K................................53

   Item 14.   Principal Accountant Fees and Services..........................54



SIGNATURES....................................................................55

                               GENERAL INFORMATION
                                     PART I

      SAFE HARBOR STATEMENT REGARDING FORWARD LOOKING STATEMENTS UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


This Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of WHY USA Financial Group, Inc., the "Company" with respect to (i) the Company's financing plans, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" identifies important factors that could cause or contribute to such differences.


ITEM 1. DESCRIPTION OF BUSINESS

Introduction
------------

WHY USA Financial Group, Inc. (the "Company"), a Nevada corporation, is engaged in the business of providing real estate and mortgage financial services primarily for transactions involving sales, purchases or financing of residential properties. Our business is conducted through three wholly-owned subsidiaries, Discover Mortgage Corporation and TCS Mortgage, Inc. which operate in the mortgage brokerage and mortgage banking business; and WHY USA North America Inc. which operates in the real estate franchise business. Our primary mission is to develop and provide professional residential real estate and mortgage banking services and support both to our network of franchise real estate brokers and their customers and to new home, resale home and refinancing mortgage borrowers dealing directly with our mortgage lending offices.


Background
----------

The Company was incorporated in Utah in 1980 and in 1983 was reorganized as a Nevada corporation. Prior to acquiring our real estate franchise subsidiary and our initial Minneapolis mortgage brokerage business in December 1999, the Company was an inactive public company under a former name with no assets, which had not been engaged in active operations for many years.

The Company acquired both its real estate business, WHY USA North America, Inc. and its initial mortgage brokerage business, Northwest Financial LTD., through its 1999 reorganization merger. Incident to this merger, the former shareholders of these two subsidiaries acquired a substantial majority of the outstanding common stock of the Company through stock exchange and purchase transactions. This reorganization was effected as a reverse merger for financial statement and operational purposes, and WHY USA North America, Inc and Northwest Financial Ltd. became wholly-owned subsidiaries of the Company. Northwest Financial Ltd. transferred its operations to Discover Mortgage Corporation in the first quarter of 2002.

Acquisition Strategy and Transactions
-------------------------------------

Since our reorganization was completed in late 1999, a principal element of our business strategy has been to expand our business through acquisitions of established businesses in our industry. The primary goal of our acquisition strategy is to enable us to become a national presence in our industry over the coming years, which we believe will provide considerable economies of scale in our operations due to increases in our revenue base whenever we complete an acquisition. Moreover, we believe we will be able to access more favorable terms from financial institutions providing our mortgage funding as our lending transactions increase.

During 2001 through 2003, we conducted a number of acquisition transactions including:
         i) completion of acquisitions of three Arizona mortgage lending companies;
         ii)      acquiring a significant Minneapolis mortgage broker.
         iii)     acquiring a significant San Diego mortgage banker/broker.

This acquisition activity is described as follows:

AMERICA'S CASHLINE CORPORATION ("Cashline") - In February 2001 we completed acquiring all of the outstanding capital stock of Cashline, which conducted business from Scottsdale, AZ primarily dealing with subprime mortgage lending transactions. Consideration given by us to acquire Cashline consisted of 600,000 shares of our common stock and cash in the amount of approximately $500,000. By the summer of 2001, it became clear to us that this Cashline acquisition had resulted in a substantial loss to us, that the former owners of Cashline had misrepresented its business and financial position significantly, and that Cashline was basically insolvent. Accordingly, we terminated any further business operations or activities of Cashline and rescinded this transaction in order to recover the common stock we issued in the transaction. The recission of the common stock was recorded in 2002.

VALLEY FINANCIAL AND MORTGAGEBANC - In June, 2001 we acquired two affiliated Arizona mortgage lenders, Valley Financial Funding LLC ("Valley") and First National MortgageBanc, LLC ("MortgageBanc"), which were engaged in residential mortgage lending and originations primarily in the Phoenix, AZ vicinity. Assets acquired by us in this transaction included significant mortgage broker and banker licenses, leased office facilities in Arizona, considerable office furniture and equipment, and perceived substantial goodwill related to their established and ongoing businesses.

We did not expend any cash to acquire Valley and MortgageBanc, since they were acquired through stock exchange agreements whereby we agreed to issue an aggregate of 830,000 shares of our common stock for all of the outstanding capital stock of Valley and MortgageBanc, plus warrants to purchase up to 1,000,000 additional shares at exercise prices ranging from $1 to $5 per share, and stock options for 450,000 shares exercisable at $1 per share.

While consolidating the business of Valley and MortgageBanc into our overall mortgage origination business, we discovered they had misrepresented significantly their current and projected mortgage origination revenues. There were also substantial material omissions in the financial statements provided to us during our acquisition negotiations which resulted in Valley and MortgageBanc having material business losses rather than the substantial profits they had represented to us. Moreover, we were unable to obtain marketable title to material real estate assets in Arizona, which were represented on their financial statements to be owned by them.

We continued to operate Valley and MortgageBanc for about 16 months, during which we committed significant resources toward attempting to attain profitability in Arizona. We were unable to improve the business enough to realize future profitability, and accordingly we terminated our Arizona mortgage origination business in late 2002. Valley and MortgageBanc incurred operating losses of approximately $212,000 in 2002.

At the time of termination we had issued a total of 694,999 of the agreed 830,000 shares of our common stock. When we formally rescinded the Valley and MortgageBanc acquisition, we were relieved of substantial liabilities relating to their subsidiary operations, and also allowed to cancel and rescind 611,666 shares of common stock of our Company issued incidental to these two acquisitions. Business conducted by us in Arizona through our Valley and MortgageBanc acquisitions constituted approximately 17% of revenues in 2002.

DISCOVER MORTGAGE CORP. - From November 2001 through January 2002, we negotiated to acquire Discover Mortgage Corp. ("Discover") a Minnesota corporation engaged in mortgage lending in the Minneapolis, St. Paul metropolitan area and certain other regions of Minnesota and Wisconsin. Discover has its main office in suburban Minneapolis and three branch offices in Duluth MN, St. Cloud MN and La Crosse, WI. Discover has a broad mortgage origination business ranging from jumbo mortgages, to prime borrowers, to small difficult-to-place mortgages for subprime or nonconforming customers. Discover is a HUD approved mortgage broker who generated in excess of $250 million of loan originations in 2002, resulting in profitable revenues exceeding $3.9 million. In 2003, Discover generated approximately $277 million of loan originations resulting in profitable revenues approximating $4,749,000.

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

The agreement to acquire Discover was executed and closed in early February 2002, after which Discover became a wholly-owned subsidiary of our company. For accounting and operational purposes, the effective date of the Discover acquisition was January 1, 2002. We entered into employment agreements to retain the services of the principal former owners and executive officers of Discover. During 2003 one of the former owners and executive officers terminated his employment agreement with Discover in a private transaction sold all of his common stock in the Company to Daryl Dinkla, Bruce Clausen, Don Riesterer and James Kylstad. The remaining individual continues to be in charge of conducting and providing mortgage lending services for Discover. They also completed integrating the personnel and operations of Northwest Financial, Ltd., our prior suburban Minneapolis Mortgage loan originator, into the structure and policies of Discover.

Assets acquired by us incident to the Discover acquisition include active mortgage broker licenses, leased office facilities, considerable computer and other office equipment, furniture and substantial goodwill derived from the ongoing, profitable and growing business of Discover.

During 2002, revenues from Discover business constituted approximately 84.4% of our total revenues from continuing operations.

TCS MORTGAGE, INC. - On December 31, 2003 we acquired one hundred percent of the outstanding equity securities of TCS Mortgage, Inc. ("TCS"), a California corporation. TCS is a mortgage banker and broker with offices in San Diego, California and Las Vegas, Nevada. TCS has its corporate office in San Diego. TCS has a broad mortgage origination business ranging from jumbo mortgages, to prime borrowers, to small difficult-to-place mortgages for subprime or nonconforming customers. TCS is a HUD approved mortgage banker who generated in excess of $298 million of loan originations in 2002, resulting in profitable revenues of approximately $5.6 million. In 2003, TCS generated approximately $316 million of loan originations resulting in profitable revenues of approximately $5.9 million.

Consideration for the shares in TCS was financed through a promissory note from Quality Investments in the original principal amount of $1.3 million, the issuance of $300,000 of debentures and the issuance of warrants to purchase 1,309,321 shares of the Company's common stock at $.20 per share. The stock purchase warrants have been valued at $10,000.

On December 31, 2003, TCS became a wholly-owned subsidiary of our Company. For accounting and operational purposes, the effective date of the TCS acquisition was December 31, 2003. We have entered into employment agreements to retain the services of the principal former executive officers of TCS, and they continue to be in charge of conducting and providing mortgage banking and broker services for TCS.

Assets acquired by us incident to the TCS acquisition include active mortgage broker licenses, leased office facilities, considerable computer and other office equipment, furniture and substantial goodwill derived from the ongoing growing business of TCS.

Assuming on a pro forma basis that TCS had been owned by us during all of 2002 and 2003, its revenues would have constituted approximately 53.6% and 54.5% of our total pro forma revenues for 2003 and 2002, respectively.


Future Acquisition Policy
-------------------------

We intend to continue seeking and evaluating acquisition targets of perceived profitable companies which can be readily integrated into our business model and operations.


Sale of Real Estate Businesses
------------------------------

We sold our WHY USA real estate business offices in Phoenix, AZ. and Janesville, WI. We had acquired these two locations from former WHY USA franchisees to be operated directly by us. We realized that becoming involved in the direct operations of real estate sales offices diverted our attention materially from our more important overall WHY USA franchise management and administration.


WHY USA Franchise Program
-------------------------

Through our WHY USA franchise system we offer independent real estate brokers and agents a unique proprietary real estate management and marketing program. Our WHY USA national franchise system, which is registered in 41 states, was developed in the 1980's by an Arizona company. Its operations were moved to Wisconsin in the 1990's and we acquired this franchise program incidental to our 1999 reorganization. This business is owned and operated by us under a wholly-owned subsidiary, WHY USA North America, Inc. a Wisconsin corporation. Our WHY USA franchise operations are headquartered in suburban Minneapolis.

The WHY USA franchise is available to qualified licensed real estate brokers and their agents, who must enter into a WHY USA Franchise Agreement in order to conduct business under the WHY USA name and proprietary operational system. WHY USA provides a unique, confidential plan for operating a real estate office, consisting of a number of successful listing, selling, marketing and management techniques developed over the years and supported by training programs, copyrighted marketing methods, and educational materials.

The initial franchise fee for a WHY USA real estate office is $19,990 for a designated territory. Franchisees also pay ongoing transaction fees to us based on the lesser of $100 per transaction or 6% of commission revenues, providing they must pay at least a monthly minimum of $400. Transactions are defined as any closing or rental as a listing or selling agent, any referral or advance fees received from a client, and any consulting, assistance or materials purchase fees related to leasing or selling a property. The estimated initial investment to commence business as a WHY USA franchisee is approximately $50,000 including the initial franchise fee. We provide substantial initial and ongoing support to our franchisees including, assistance with locating an office, provision of a confidential comprehensive Operations Manual, a training seminar for new franchisees, training and promotional videos and brochures, sample marketing materials, continuing advisory assistance regarding operations, supplemental marketing and advertising materials, and advice regarding Internet access capabilities and procedures.

The basic WHY USA method for listing real property offers the selling owner two options, the first being a "for sale by owner" plan and the other being a full service listing of the property for a discounted commission of 5.9%. Under the for sale by owner option, the seller pays a flat fee of $990 for which the WHY USA franchise office provides signage, professional real estate forms, and general advice regarding the sale of the property. The full listing option has a further option to reduce commissions by paying a set nonrefundable fee. The property owner also retains the right to sell the property to a friend, relative or acquaintance without paying anything more than the $990 flat fee amount.

We currently have 64 WHY USA franchisees, having a total of 71 WHY USA offices with about half located in Minnesota and nearby Midwestern states, a few in California and the rest spread across the country. We currently do not have a material presence in Eastern and Southern states, although our future marketing plan includes directing substantial efforts toward certain states such as California and Florida. We estimate that our current franchisees include more than 350 licensed real estate agents who in the aggregate generate between 250 and 275 monthly real estate transactions.

Our revenues from real estate franchise operations in 2003 constituted approximately 7.2% of our total operating revenues, and in 2002 such revenues were 12.2% of total operating revenues.


Mortgage Lending Services
-------------------------

Our mortgage origination services are conducted from our wholly-owned Discover Mortgage subsidiary in suburban Minneapolis and our wholly-owned TCS Mortgage subsidiary in San Diego, California. Mortgage origination revenues and fees constituted approximately 92.8% of our total operating revenues in 2003 and 87.8% of total operating revenues in 2002. Assuming the acquisition of TCS as of January 1, 2002, our mortgage origination revenues, on a proforma basis, in 2003 and 2002 would have been 95.8% and 93.5%, respectively. Our mortgage loan officers typically act as brokerage agents and process their mortgage loan applications through one of a number of banking or other lending institutions which provide the actual funding. We normally pay for the credit report, property appraisal and processing expenses of the mortgage loan. We do not service any of the mortgage loans we originate.


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

Marketing of our mortgage lending services is conducted by our loan officers who rely principally on leads and referrals developed by them personally or through our telemarketers. While the implementation of the recent "do not call" legislation has caused some concern, the Company has found that by purchasing scrubbed lists from third party providers it has been able to mitigate any liability for fines back to the provider of the scrubbed lists. The use of purchased scrubbed lists has also resulted in a higher quality leads for marketing and sales purposes.

Incidental to our mortgage origination business in Minnesota, we also have an experienced telemarketing center in Sebeka, Minnesota which was established in 1998 solely to develop leads to target customers seeking initial mortgage loans or refinancing. Our telemarketing center is equipped with modern telemarketing equipment.

We believe that our telemarketing center has been very effective as a marketing tool for our mortgage lending services in Minnesota and we intend to expand it in order to develop leads and serve our various loan officers in all other areas where we offer our mortgage lending services.


Personnel
---------

As of January 1, 2004, we employed 85 people and retained the services of 4 independent contractors. WHY USA Financial Group employed 2 executives. WHY USA North America, the franchise division, employed 1 executive, 1 manager and 2 administrative personnel. Northwest Financial Ltd, the telemarketing division, employed 1 manager and 5 telemarketers. Discover Mortgage employed 1 executive, 36 loan officers, 4 processors and 5 administrative personnel. TCS Mortgage employed 5 executives, 6 processors/funders, 5 administrative personnel, 11 loan officers and 4 loan officer/contractors. None of our employees belong to a labor union. We consider our employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive headquarters and its real estate franchise subsidiary are located in Bloomington, Minnesota in a leased office facility of approximately 2,300 square feet, which is being leased from a related party on a month-to-month basis at $4,500 per month.

During 2002, the Company's Minneapolis mortgage lending operations, other than from Discover Mortgage were conducted from office spaces of 1,500 square feet in a building in Minneapolis owned and leased to us by a related party on a month-to-month basis at $1,500 per month. The entire building of 11,000 square feet was purchased by us in early 2003 and our Discover Mortgage subsidiary moved to this building during 2003. Prior to moving to this building Discover conducted its business from a 5,200 square foot office space located in suburban Minneapolis at $8,400 monthly under a written lease which expired in June, 2003.

The Company's telemarketing center is located in Sebeka, Minnesota in 1,500 square feet of office space in a building owned by a related party. These telemarketing facilities are being leased on a month-to-month basis at $500 per month, and the Company believes this monthly rental rate is comparable to similar office rental in that locale.

TCS conducts it's primary operations from an 8,900 square feet leased facility in San Diego, California under an operating lease which expires in May 2004. TCS also leases office space for its Nevada location on a month to month basis. Monthly lease payments for the San Diego and Las Vegas locations total approximately $19,800 per month.

In December 2003 the company purchased 2 commercial office buildings in Woodbury, Minnesota, from an affiliated party. These buildings are located on 3 acres and each contains 8,800 square feet of rentable space. The buildings are currently 97% leased to third party tenants. The company is actively marketing these buildings for sale, and fully intends to resell the properties in 2004.

The Company's mortgage origination business is principally directed at the single family mortgage market and the Company operates through its subsidiaries as a mortgage banker and broker. The Company currently sells in the secondary market all loans along with the attendant servicing rights that are funded by the Company. The Company is not exposed to market or interest rate risk because all loans are pre-sold at the time of funding, subject only to trailing closing documents which are generally provided within 15 days of funding.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any significant legal proceedings that may have a material effect on it business, financial conditions or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There are no submissions of matter subject to a vote of security holders during the fourth quarter of our fiscal year end December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock is traded publicly and quoted over-the-counter on the NASD Electronic Bulletin Board under the symbol "WUFG". Since the inception of trading of the Company's common stock, trading has been sporadic much of the time and characterized by low volume from time to time. Trading prices also have fluctuated widely, and there is no assurance a more stable and regular trading market will occur in the future. The table below sets forth the high and low bid prices for the Company's common stock for each quarterly period since inception of trading on the NASD Electronic Bulletin Board in January 2001. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


            YEAR           QUARTER       HIGH BID          LOW BID
            ----           -------       --------          -------

            2001            First           $1.38           $.75
                            Second          $1.00           $.60
                            Third           $ .95           $.51
                            Fourth          $1.00           $.36

            2002            First           $ .50           $.18
                            Second          $ .35           $.06
                            Third           $ .21           $.05
                            Fourth          $ .12           $.05

            2003            First           $ .10           $.05
                            Second          $ .11           $.04
                            Third           $ .09           $.04
                            Fourth          $ .06           $.02

            2004            First           $ .10           $.04


As of March 31, 2004, the Company had approximately 1,658 shareholders of record holding common stock of the Company. The Company has not paid any cash dividends on its common stock since its inception, and does not anticipate declaring any cash dividends in the foreseeable future.


Options and 2000 Stock Option Plan
----------------------------------

Effective July 20, 2000 our Board of Directors adopted the 2000 Stock Option Plan. This plan provides for the grant of options to purchase shares of common stock to our key employees, directors and advisors. The aggregate number of shares of common stock that can be awarded under the plan is 4,500,000. The plan permits the Board to grant qualified options with an exercise price of not less than the fair market value on the date of grant, and non-qualified options at an exercise price of not less than eighty-five percent (85%) of the fair market value of the Company's underlying shares of common stock on the date of the grant. The plan permits the Board to grant options with a term of up to ten years for certain qualified options and not more than five years for options granted to a person holding 10% or more of our stock. However, we do not intend to issue any options with a term longer than ten years. Options will be used by us to attract and retain certain key individuals and to give such individuals a direct financial interest in our future success and profitability. There are currently 3,600,000 outstanding options to purchase shares under the 2000 Stock Option Plan.

Recent Sales of Unregistered Securities
---------------------------------------

Following are all sales of unregistered securities by the Company in 2003 and 2002, the Company relied upon the Section 4(2) exemption under the Securities Act of 1933, as amended:

During the year ended December 31, 2003 the Company issued 1,550,000 shares of its restricted common stock valued at $0.10 per share to the CEO of the Company for compensation, and to a consultant of the Company for investment banking services. The Company also issued 857,000 shares of its restricted common stock valued at $0.05 per share to various employees of the Company for compensation.

In December 2003 the Company acquired two commercial office buildings in Woodbury, Minnesota from a related entity owned by its Chairman, Donald Riesterer. The Company acquired this property for $2,000,000 by assumption of notes payable for $415,075 and $462,246, issuance of new notes for $500,000 and $150,000, to replace existing previous debts of the related party, the issuance of 2,189,650 shares of stock to Mr. Riesterer valued at $0.18525 per share (substantially in excess of the market value of the common stock at the time of the acquisition), and the payment of costs associated with the transaction.

In January 2003 the Company acquired a Minneapolis office building from an entity owned by its Chairman, Donald Riesterer. The Company paid $925,000 to Mr. Riesterer for this building, including $650,000 which was applied against an existing contract for debt and 1,000,000 shares of its restricted stock valued at $.275 per share (substantially in excess of the market value of the common stock at the time of the acquisition). As part of the contract for debt the bank required a personal guarantee of the President of Discover Mortgage and the Chairman. The Company valued these guarantees at $27,500 and issued 100,000 shares of its restricted stock as consideration for the guarantees.

During the year ended December 31, 2002 the Company sold 3,813,247 shares of its restricted common stock valued at approximately $0.10 per share and, 842,000 shares of its restricted common stock valued at $0.06 per share through private placements.

During the year ended December 31, 2002 the Company issued 1,492,570 shares of its restricted common stock valued at approximately $0.10 per share to various officers of the Company for compensation. The Company also issued 100,000 shares of its restricted common stock at $0.10 per share to a consultant of the Company for appraisal services.

During the year ended December 31, 2002 the Company issued 36,666 shares of its restricted common stock as a result of warrant conversions at $0.20 per share.

In December 2002 the Company accounted for the issue of 12,000,000 shares of its restricted common stock to former shareholders of its Discover Mortgage subsidiary, in consideration for satisfaction of the earnout term of its merger with Discover Mortgage and release of certain severance and override liabilities. All of these shares were valued at $.07 per share. Exemption for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended, and all certificates issued for these 12,000,000 common shares were legended to restrict any further transfer or other disposition thereof unless registered under applicable securities law or exempt from such registration.

In June 2002 the Company satisfied certain note and accounts payable owed to its Chairman, Donald Riesterer, in the total amount of $258,864 by issuing him 2,428,250 shares of restricted common stock of the company based on a value of $.10 per share, and one WHY USA real estate franchise for a Wyoming location value at $16,000.

In February 2002 the Company entered into a Business Combination Agreement to acquire all of the outstanding capital stock of Discover Mortgage. Consideration for this acquisition was the issue of 1,177,140 shares of restricted common stock of the Company valued at $0.30 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company believes that through its restructuring in 2002, and with its acquisitions of Discover Mortgage and TCS Mortgage it has reached the size and scope of business that it will continue to see growth in revenues and cash flows. In addition, with improving economics of scale, additional skill sets, improving margins and the sale of selected assets the Company expects to report operating income in 2004. However, the Company has incurred significant losses, and as of December 31, 2003 had an accumulated deficit of approximately $6.3 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial services, strategic acquisitions or alliances, and expanded operations to support larger-scale business operations. Accordingly, the Company may continue incurring losses incident to future growth. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate cash from operations in the future.

The Company's prospects must also be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours. To address these risks, the Company must, among other things, maintain existing, and develop new relationships with mortgage lenders, real estate brokers and franchisees, and potential residential customers in the general public; implement and successfully execute its business and marketing strategy; continue to develop and upgrade transaction-processing systems; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance the Company will be successful in addressing such risks, and the failure to do so would harm the Company's business, financial condition, and results of operations. The Company's current and future expense levels are based on its planned operations and estimates of future revenues. Revenue and operating results generally depend upon the volume and timing of mortgages originated and real estate closings completed, which are rather difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls. Any significant shortfall of revenue would have an immediate adverse effect on the Company's business. In view of the changing nature of both the financial services industry and the overall national economy, the Company is unable to accurately forecast its revenue. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

The Company's material sources of revenue in order of priority are from: (1) mortgage origination and related mortgage lending fees, (2) WHY USA franchise fees/royalties received from our franchisees based on their ongoing business, and (3) new franchise sales.


Results of Discontinued Operations
----------------------------------

There were no revenues from discontinued operations in 2003 compared to $899,384 in 2002, in which revenue consisted mainly of our former Arizona mortgage origination business.

There were no expenses for discontinued operations in 2003 compared to $1,214,611 in 2002. The Company had no discontinued operations in 2003, therefore there was no loss from discontinued operations in 2003 compared to $315,227 in 2002. The Company currently has no plans to discontinue any of its operations.

Results of Continuing Operations
--------------------------------

REVENUES -- Our revenues from continuing operations increased 9.6% in 2003 to $5,120,493 compared to $4,670,721 in 2002, this increase was due primarily to the successful integration of Discover Mortgage into our company, and it's growth. Our WHY USA real estate franchise sales and services revenues decreased to $367,203 in 2003 from $568,102 in 2002, this 35% decrease was due to less new franchise sales in 2003. The Company expended substantial efforts improving its franchise support systems in 2003 and is well positioned to increase new sales in 2004.

COST OF SERVICES -- The direct cost of services related to our mortgage lending revenues represents 71.7% of such revenues in 2003 compared to 65% of such revenues in 2002. This increase is due to increased competitive pressures on pricing and wages. The direct cost of services related to our franchise operations was 26% in 2003 compared to 16% in 2002. This increase was due primarily to fewer new franchise sales in 2003.

GENERAL AND ADMINISTRATIVE -- General and administrative expenses decreased to $1,586,211 in 2003 from $1,726,188 in 2002, this 8.1% decrease was due primarily to reduced costs in support staff, and continuing economies of scale. As a percentage of revenues, general and administrative expenses were 31% of revenues in 2003 compared to 37% of revenues in 2002. This decrease represents a continuing trend of reducing general and administrative expenses as a percent of revenues.

SALES AND MARKETING -- Our sales and marketing expenses increased 93% in 2003 to $311,622 from $161,187 in 2002, this increase was due primarily to marketing costs related to our expanding mortgage lending operation. These costs represented 6.1% of revenues in 2003 and 3.5% of revenues in 2002. The Company considers this to be modest compared to industry standards.

DEPRECIATION -- Depreciation expense in 2003 was $52,648 compared to $39,531 in 2002, this increase was due to increased property and equipment, primarily related to mortgage lending operations, including the building acquired by Discover Mortgage during January 2003.

AMORTIZATION AND IMPAIRMENT COSTS -- Amortization and impairment expenses were $1,034,198 in 2003 compared to $388,896 in 2002. The substantial increase, in this non-cash expense category, is primarily due to the decrease in carrying value of its franchise division and certain prepaid assets based on performance. This impairment was recognized in accordance with the requirements of SFAS 142.

LOSS FROM CONTINUING OPERATIONS -- Loss from continuing operations increased to $1,426,216 in 2003 from $398,791 in 2002. This substantial increase was primarily due to the impairment charges note above.


Results of Total Operations
---------------------------

NET OPERATING LOSS -- Net operating loss from combined discontinued and continuing operations increased to $1,426,216 in 2003 from $714,018 in 2002. This increase in operating loss is primarily due to the impairment charges noted above.

NET INCOME (LOSS) - We experienced a net loss of $1,237,178 in 2003 compared to a net income of $380,115 in 2002. This substantial difference was due primarily to increases in amortization and impairment, direct costs of services, sales and marketing and interest expense, as well as the recognition of approximately $376,000 in non-operating gains from abandonment of discontinued subsidiaries in 2002. Management does not foresee any additional future adverse adjustments to amortization and impairment expenses, and expects to realize substantial economies of scale and improvement in operating margins due to its recent acquisition of TCS Mortgage.

Liquidity and Capital Resources
-------------------------------

Since inception of our brokerage and real estate franchise operations in 1999, we have funded our development, acquisition and operational activities primarily through private placements of our common stock, advances from related parties, and debt instruments. We may have to raise additional capital or secure additional debt to support our ongoing operations and planned expansion activities. There is no assurance that we will be able to obtain additional capital or debt at terms acceptable to the Company.

Our cash position as of December 31, 2003 was $881,185 compared to $321,639 in 2002. This substantial increase was due primarily to our recent acquisition of TCS Mortgage.

The Company grew its assets substantially during 2003 to $7,905,350 compared to $3,860,376 at year end 2002. This asset growth was accomplished through the purchase of three office buildings in metropolitan Minneapolis (from our Chairman), and the acquisition of TCS Mortgage in San Diego, California. The Company is currently negotiating for the sale of two of these buildings and the third is being used as the headquarters of Discover Mortgage.

The acquisition of TCS Mortgage substantially completes the Company's acquisition strategy in the mortgage banking industry. TCS completes the Company's required skill sets and it anticipates that revenues related to mortgage services will grow in 2004.

The Company intends to reduce its level of debt in 2004 through the proceeds from sale of the buildings discussed above. These assets were capitalized at the previous owner's cost basis due to the accounting treatment of assets acquired from related parties as required by SEC Regulation S-X.

The Company believes it has sound relations with its lenders, and is currently considering opportunities to refinance existing debt obligations, which if adopted are expected to improve overall earnings in future years.

Net cash used in our continuing operations in 2003 was $129,685 compared to net cash provided of $595,080 in 2002. This considerable decrease was primarily due to the net loss from continuing operations and a substantial decrease in accounts payable and accrued liabilities.

Cash flows provided by discontinued operations in 2003 was $189,038 compared to cash used of $229,386 in 2002. The substantial improvement was primarily due to no losses being generated from discontinued operations in 2003.

Net cash provided by investing activities increased to $519,786 in 2003 compared to cash used of $409,003 in 2002. This substantial improvement was primarily due to the purchase of TCS Mortgage.

Net cash used by financing activities was $19,593 in 2003 compared to net cash provided of $277,699 in 2002. This difference is primarily due to the Company not selling any stock for cash in 2003, and modest loan costs and debt repayment.

Cash at the end of the year for 2003 was $881,185 compared to $321,639 at the end of the year for 2002. This substantial increase was due primarily to the purchase of TCS Mortgage, and the continuing cash flows from Discover Mortgage.


Impact of Inflation
-------------------

Inflation has not had any effect on the development or operations of the Company since the inception of our current business in late 1999, as such we do not believe that inflation will have any material effect in the foreseeable future. Any future significant increase in inflation, however may adversely affect our business due to the relationship between inflation rates and interest rates, such that an increase in inflation rates will typically result in an increase in interest rates, including interest rates for residential mortgage and real estate transactions.

Impact of Terrorism
-------------------

Terrorist activities and resulting military and other actions could adversely affect our business and the price of our common stock.

Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce and caused major instability in financial markets throughout the United States. The continued threat of terrorism within the United States, military action and heightened security measures in response to the threat may cause significant disruption to commerce throughout the country and instability in our financial markets. To the extent that the disruptions result in a general decrease in mortgage originations, mortgage refinancing, the sale of real estate franchises, or a general decline in economic conditions, our business results from operations and stock price could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses to it will result in any long-term commercial disruptions or if the threat or responses will have any long-term material adverse effect on our business, results of operations, financial condition, or the price of our common stock.


Seasonality
-----------

The Company's business is marginally subject to seasonal fluctuations due to a general national decrease in residential real estate transactions during the winter months, particularly towards the year-end holiday season.


Income Taxes
------------

Due to its losses, the Company has paid no income taxes in any reported period. As of December 31, 2003, the Company had approximately $6 million of net operating loss carry forwards. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded.


Recent Accounting Pronouncements
--------------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an effect on the consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, FASB published a revision to FIN 46 ("46R") to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The adoption of this interpretation did not have an impact on our financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. The standard amends the disclosure requirement of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on the reported results.

During June 2002, the FASB issued SFAS NO. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS 146"). Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002. The costs for the discontinuance of the Company's subsidiaries have been incurred prior to December 31, 2002, therefore no accruals exist for future costs, and the Company's 2002 financial statements are in compliance with SFAS 146 for 2002 and prior years.

During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements NO. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections", ("SFAS 145"). Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria is met) whereas SFAS 4 required that such gains and losses be classified as an extraordinary item in determining net income. We have adopted SFAS 145, and included our gains from the relief of liabilities on the abandonment of our mortgage subsidiaries which is an extinguishment of debt to our continuing operations.

In June 2001, the FASB adopted SFAS No. 141 ("SFAS 141") "Business Combinations", SFAS No. 142 ("SFAS 142) "Goodwill and Other Intangible Assets" and in August 2001, SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's accounting procedures have been amended to adapt these statements at the earliest date the statement's became effective. The Company's franchise costs do not meet the criteria of being classified as goodwill as they represent contractual or other legal rights over the control of future economic benefits, as such they will continue to be amortized over twelve years.


ITEM 7.  FINANCIAL STATEMENTS

The Company's audited financial statements for the years ended December 31, 2003 and 2002 begins on the next page.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
WHY USA Financial Group, Inc.
Minneapolis, Minnesota



We have audited the accompanying consolidated balance sheet of WHY USA Financial Group, Inc., (a Nevada Corporation), as of December 31, 2003 and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WHY USA Financial Group, Inc. as of December 31, 2003, and the results of its consolidated operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.







April 1, 2004                                       PKF
San Diego California                                Certified Public Accountants
                                                    A Professional Corporation

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009



Board of Directors and Stockholders
WHY USA Financial Group, Inc.
Minneapolis, Minnesota



                          INDEPENDENT AUDITORS' REPORT

I have audited the accompanying consolidated statements of operations, stockholder's equity and cash flows of WHY USA Financial Group, Inc., (a Nevada Corporation), for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of WHY USA Financial Group, Inc. for the year ended December 31, 2002 in conformity with generally accepted accounting principles.




Randy Simpson CPA, P.C.
A Professional Corporation



March 15, 2003
Sandy, Utah

                          WHY USA FINANCIAL GROUP, INC.
                           Consolidated Balance Sheet

                                                                    December 31,
                                   ASSETS                               2003
                                                                    ------------
Current Assets:
  Cash                                                               $  881,185
  Mortgage loans held for resale                                      1,817,929
  Accounts receivable, net                                              225,417
                                                                     -----------

      Total current assets                                            2,924,531

Property and equipment - net                                          1,761,294
Franchise acquisition costs - net                                       700,000

 Other assets
  Deposits\prepaid assets\ notes receivable                             184,499
  Goodwill                                                            2,335,026
                                                                     -----------

                 Total assets                                        $7,905,350
                                                                     ===========


                   The accompanying notes are an integral part of the consolidated financial statements.

                          WHY USA FINANCIAL GROUP, INC.
                           Consolidated Balance Sheet



                                                                    December 31,
               LIABILITIES AND STOCKHOLDERS' EQUITY                     2003
                                                                    ------------

Current Liabilities:
  Accounts payable                                                  $   319,006
  Accrued expenses and deferred revenue                                 563,523
  Warehouse lines payable                                             1,768,765
  Current portion of mortgage notes payable                           1,401,663
  Current portion of capital lease                                        3,495
  Liabilities payable in stock - officer                                 69,000
  Income taxes payable                                                  200,000
                                                                    ------------

         Total current liabilities                                    4,325,452

Mortgage on building                                                    753,651
Promissory note for TCS Mortgage acquisition                          1,300,000
Debentures issued in TCS acquisition                                    300,000
Capital leases                                                           16,380
                                                                    ------------

         Total long term liabilities                                  2,370,031
                                                                    -----------



Stockholders' Equity:
  Preferred stock: no par value, authorized
   50,000,000, no shares issued and outstanding                              --
  Common stock: $.001 par value, authorized
   250,000,000; 63,892,760 shares issued
   and outstanding at December 31, 2003                                  63,893
  Additional Paid-in Capital                                          7,410,055
  Accumulated Deficit                                                (6,264,081)
                                                                    ------------

      Total stockholders' equity                                      1,209,867
                                                                    ------------

      Total liabilities and stockholders' equity                    $  7,905,350
                                                                    ============




                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                                    WHY USA FINANCIAL GROUP, INC.
                                Consolidated Statement of Operations
                           For Two Years Ended December 31, 2003 and 2002

                                                                     2003               2002
                                                                -------------      -------------
Revenue from continuing operations:
   Mortgage lending services                                    $  4,753,290       $  4,102,619
   Real estate franchise sales and services                          367,203            568,102
                                                                -------------      -------------

      Total revenue from continuing operations                     5,120,493          4,670,721

Operating expenses:
   Direct cost of services:
   Mortgage lending                                                3,407,220          2,665,987
   Real estate activities                                             93,912             91,199
   General and administrative                                      1,586,211          1,726,188
   Sales and marketing costs                                         311,622            161,187
   Depreciation                                                       52,648             39,531
   Amortization of acquisition costs                                 224,481            238,896
   Impairment of franchise acquisitions and prepaid assets           809,717            150,000
                                                                -------------      -------------

      Total operating expenses from continuing operations          6,485,811          5,072,988
                                                                -------------      -------------

Other:
   Interest income (expense), net                                    (60,898)             4,476
   Income tax benefit - operations                                        --             (1,000)

Loss from Continuing Operations:                                  (1,426,216)          (398,791)

Discontinued operations:
   Revenues                                                               --            899,384
   Cost of discontinued operations                                        --         (1,214,611)
                                                                -------------      -------------

         Loss from discontinued operations                                --           (315,227)
                                                                -------------      -------------

                  Net operating loss                              (1,426,216)          (714,018)
                                                                -------------      -------------

Non-operating gain from abandonment of
  discontinued subsidiaries:
   Common stock returned to Company                                       --            928,166
   Other abandonment gains - net                                     189,038            165,967
                                                                -------------      -------------

                                                                     189,038          1,094,133
                                                                -------------      -------------


         Net income (loss)                                      $ (1,237,178)      $    380,115
                                                                =============      =============

Basic weighted average shares outstanding                         59,804,986         58,196,110
                                                                =============      =============
Basic net income(loss) per common share:                        $      (.021)      $       .006
                                                                =============      =============
Diluted weighted average shares outstanding                       59,804,986         58,196,110
                                                                =============      =============
Diluted net income (loss) per common share                      $      (.021)      $       .006
                                                                =============      =============

                             The accompanying notes are an integral part of the consolidated financial statements.


                                                   WHY USA FINANCIAL GROUP, INC.
                                          Consolidated Statement of Stockholders' Equity
                                          For Two Years Ended December 31, 2003 and 2002


                                              Common            Common        Additional                             Total
                                              Stock             Stock           Paid-In         Accumulated       Stockholders'
                                              Shares            Amount          Capital           Deficit            Equity
                                            ------------     -----------      ------------      -----------        -----------
Balances at January 1, 2002                 37,517,903       $    37,518       $ 6,176,918       ($4,657,929)      $ 1,556,507

Discover Mortgage Corporation
acquisition, 1,177,140 shares
valued at $.30 per share                     1,177,140             1,177           351,963                --           353,140


Common Stock sold at approximately
$.10 per share private placement             3,813,247             3,813           369,045                --           372,858


Common stock issued at approximately
$.10 per share for services
by officers                                  1,492,570             1,493           170,964                --           172,457


Common Stock issued at $.10 per
share for services by an appraiser             100,000               100             9,900                --            10,000


Warrant conversions at $.20 per
share                                           36,666                37             7,296                --             7,333


Conversion of Arizona franchise
acquisition note and accrued
interest at $.10 per share                   2,428,250             2,428           240,399                --           242,827


Common stock sold at $.06 per
share private placement                        842,000               842            49,678                --            50,520


Cancellation of common stock
given in acquisition of America
Cashline Corporation at its
original issuance value of $1.00
per share                                     (600,000)             (600)         (599,400)               --          (600,000)


Cancellation of common stock given
in acquisition of First National
MortgageBanc LLC and Valley Financial
Funding LLC valued at its original
value of $.70 per share                       (611,666)             (612)         (427,553)               --          (428,165)


Acquisition, for earn-out in 2002
and release of overrides valued
at $.07 per share                           12,000,000            12,000           828,000                --           840,000


Net income for the year ended
December 31, 2002                                                                                    380,115           380,115
                                        ---------------------------------------------------------------------------------------
Balances at December 31, 2002               58,196,110       $    58,196       $ 7,177,210       ($4,277,814)      $ 2,957,592
                                        ---------------------------------------------------------------------------------------

                                            The accompanying notes are an integral part
                                            of the consolidated financial statements.



                                                   WHY USA FINANCIAL GROUP, INC.
                                         Consolidated Statements of Stockholders' Equity
                                         For Two Years Ended December 31, 2003 and 2002

                                              Common            Common        Additional                             Total
                                              Stock             Stock           Paid-In         Accumulated       Stockholders'
                                              Shares            Amount          Capital           Deficit            Equity
                                            ------------     -----------      ------------      -----------        -----------
Balance forward
at December 31, 2002                         58,196,110      $    58,196      $ 7,177,210       ($4,277,814)      $ 2,957,592

Common stock issued to the
Chairman of the Board for his
ownership interest in an office
building and land and to an officer
for his personal guarantee of the
building loan, valued at $.275 per
share. The facility is utilized as
the principal office of Discover
Mortgage                                      1,100,000            1,100          301,400                --           302,500

Due to the sale of the Discover
Mortgage building being a related
party transaction, the value of the
office building and land is recorded
in the financial statements at the
Chairman's cost basis of $417,000
The difference between the cost basis
and the purchase consideration of
$925,000 has been recorded as a
distribution                                         --               --         (274,000)         (234,000)         (508,000)

Common stock issued for compensation
to CEO and to a consultant for
investment banking services
at $.10 per share                             1,550,000            1,550          153,450                --           155,000

Common stock issued to the Chairman
of the Board for his ownership interest
in two office buildings and land located
in Woodbury, MN, which were transferred to
Discover Mortgage, valued at
approximately $.18 per share                  2,189,650            2,190          403,445                --           405,635

Due to the sale of the two office
buildings being a related party
transaction, the value of the office
building and land is recorded in the
financial statements at the Chairman's
cost basis of $1,081,466. The difference
between the cost basis and the purchase
consideration of $2,000,000 and has been
recorded as a distribution                           --               --         (403,445)         (515,089)         (918,534)

Warrants issued in TCS
acquisition                                          --               --           10,000                --            10,000

Common stock issued for
compensation at $.05 per share
to employees                                    857,000              857           41,995                --            42,852

Net loss for the year ended
December 31, 2003                                    --               --               --        (1,237,178)       (1,237,178)
                                            ----------------------------------------------------------------------------------
Balances at December 31, 2003                63,892,760      $    63,893      $ 7,410,055       ($6,264,081)      $ 1,209,867
                                            ----------------------------------------------------------------------------------


                                            The accompanying notes are an integral part
                                            of the consolidated financial statements.


                                         WHY USA FINANCIAL GROUP, INC.
                                     Consolidated Statement of Cash Flows
                                For Two Years Ended December 31, 2003 and 2002

                                                                                       2003              2002
                                                                                   ------------      ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

     Net loss from continuing operations                                           $(1,426,216)      $  (398,791)

     Adjustments to reconcile net loss from continuing operations to net cash flow from (used in) continuing operations:
         Common stock for compensation and liabilities                                 197,849           129,457
         Forgiveness of notes receivable                                                80,000                --
         Bad debts expense on accounts receivable                                       40,000                --
         Depreciation and amortization of franchise
           acquisitions cost and prepaid assets                                        277,129           278,427
         Amortization of loan fees                                                       4,585                --
         Loss on disposal of assets                                                      1,520                --
         Impairment of franchise acquisitions costs and
           prepaid assets                                                              809,717           150,000

     Changes in Continuing Operating Assets and Liabilities (net of acquired working capital components):
         Decrease in accounts receivable                                                71,717            73,767
         Decrease in other assets                                                       78,062                --
         Increase (decrease) in accounts payable/accrued
           liabilities                                                                (348,490)          362,220
         Increase in warehouse line payable                                             84,442                --
                                                                                   ------------      ------------
     Net Change to Operating Assets and Liabilities                                   (114,269)          435,987

                                                                                   ------------      ------------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                                  (129,685)          595,080

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Loss form discontinued operations                                                      --          (315,227)
     Depreciation and amortization                                                          --             1,562
     Other abandonment gains - non cash                                                189,038            90,779
     Debt and franchise payments                                                            --            (6,500)
                                                                                   ------------      ------------
CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                               189,038          (229,386)

CASH FLOWS FROM IN INVESTING ACTIVITIES
     Cash working capital of Discover Mortgage acquired                                     --          (119,215)
     Cash of TCS Mortgage acquired                                                     595,291                --
     Capital expenditures - computers and office improvements                         (259,680)          (23,788)
     Bank overdraft                                                                      4,175                --
     Officer advances                                                                       --           (86,000)
     Deposit for building (purchased) returned                                         180,000          (180,000)
                                                                                   ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    519,786          (409,003)

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash and warrant exercises                                     --           430,711
     Payment of loan costs                                                             (13,966)               --
     Expenses advanced (repaid) to related parties                                          --          (132,812)
     Capital lease borrowings                                                           19,273                --
     Payment of debt and capital leases                                                (24,900)          (20,200)
                                                                                   ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (19,593)          277,699

Net Increase (Decrease) in Cash                                                        559,546           234,390
Cash at Beginning of Year                                                              321,639            87,249
                                                                                   ------------      ------------
CASH AT END OF YEAR                                                                $   881,185       $   321,639
                                                                                   ============      ============

                                  The accompanying notes are an integral part of the consolidated financial statements.


                                         WHY USA FINANCIAL GROUP, INC.
                                     Consolidated Statement of Cash Flows
                                For Two Years Ended December 31, 2003 and 2002


                                                             Year Ended        Year Ended
                                                              December           December
                                                              31, 2003           31, 2002
                                                             -----------        ---------
Cash paid during the year for:

  Interest                                                     $        --      $1,073,925
                                                               ===========      ==========

  Income Taxes                                                 $        --      $1,073,925
                                                               ===========      ==========


Supplemental disclosure of non cash investing and financing activities:

Issued 1,177,140 shares of common stock for Discover
Mortgage Corporation - Goodwill $1,016,570, fixed
assets $54,447 and deposits $2,908 (Working Capital
Component is an investing activities)                          $        --      $1,073,925
                                                               ===========      ==========

Note Receivable for sale of subsidiary $175,000
net of fixed assets sold $4,562 franchise costs
$96,250 and liabilities assumed $22,539                        $        --      $   96,727
                                                               ===========      ==========

Issued 2,428,250 shares to an officer to satisfy a
$150,000 franchise acquisition note, accrued interest
and accrued commissions                                        $        --      $  242,827
                                                               ===========      ==========

Common stock issued to pay compensation liabilities
previously accrued                                             $        --      $  148,146
                                                               ===========      ==========

Issued 1,100,000 shares of common stock, valued at
$.275 per share as follows:1,000,000 shares for
acquisition of corporate offices of Discover, and a
director received 100,000 shares for his personal
guarantee of the debt (classified as loan costs
in balance sheet)                                              $   275,000      $       --
                                                               ===========      ==========

Debt for acquisition of Discover Corporate Offices
from the Chairman of the Board                                 $   650,000      $       --
                                                               ===========      ==========

The Discover headquarters have been recorded at
the sellers cost basis of $417,000 in accordance
with SEC Regulation S-X. The excess of purchase
consideration over the sellers cost basis has been
recorded to stockholders equity as a distribution
See Note 3                                                     $   508,000      $       --
                                                               ===========      ==========

Incurred acquisition debt of $1,300,000 from
Quality Investments and issued $300,000 in
debentures and 1,309,321 stock warrants exercisable
at $.20 per share, valued at $10,000 for acquisition
of TCS Mortgage, Inc. for $1,610,000 total
consideration, fair market value of TCS net assets
was $291,544, therefore goodwill in this
amount was recorded                                            $ 1,318,456      $       --
                                                               ===========      ==========

Issuance of mortgages and notes payable for the
acquisition of two buildings in Minneapolis                    $ 1,527,321      $       --
                                                               ===========      ==========

Issuance of 2,189,650 shares of common stock, valued at
$0.18525 per share, and additional costs of $67,044            $   472,679      $       --
                                                               ===========      ==========

The two buildings located in Minneapolis have been
recorded at the sellers cost basis of $1,081,466 in
accordance with SEC Regulation S-X. The excess of
purchase consideration over the sellers cost basis has
been recorded to stockholders equity as a distribution
See Note 3                                                     $  918,534       $       --
                                                               ===========      ==========


                                  The accompanying notes are an integral part
                                   of the consolidated financial statements

                          WHY USA FINANCIAL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES AND COMPANY HISTORY

Accounting Presentation and Organization
----------------------------------------

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

The consolidated financial statements of the Company include the parent Company, WHY USA Financial Group (Company), Discover Mortgage Corporation (Discover), acquired effective January 1, 2002, Northwest Financial Ltd. (Northwest), which operates a call center for mortgage loan originating, WHY USA North America, Inc. (WHY USA N.A.), a real estate franchisor, and TCS Mortgage, Inc. (TCS), which was acquired effective December 31, 2003. The consolidated statement of operations for the year ended December 31, 2003 does not include the operations of TCS. The consolidated balance sheet includes the assets and liabilities of TCS as of December 31, 2003. TCS is a mortgage banker and broker with its own line of credit; Discover has acted principally as a mortgage broker in Minnesota.

TCS operates in the San Diego and southern California mortgage markets, with a presence in Las Vegas, Nevada. TCS is also licensed in Utah, Minnesota and Wisconsin. Discover operates four offices in Minnesota, and also engages in originating residential mortgage loans.

Northwest conducted loan originations through its Minneapolis office until April, 2002 when its mortgage loan staff was transferred to Discover. Its operations are now limited to a call center in Sebeka, Minnesota which generates mortgage loan leads for Discover.


Discontinued Operations
-----------------------

The Company discontinued and abandoned five unprofitable subsidiaries which were located in Arizona, Wisconsin and Pennsylvania in 2002. Mortgage lending operations were ceased at its mortgage loan operations of First National MortgageBanc LLC (First National) and Valley Financial Funding LLC (Valley), located in Phoenix. The operations of the Scottsdale Arizona WHY USA real estate franchisee was sold at a loss to its former operating staff, and the Advantage Realty WHY USA, Inc. real estate business in Janesville, Wisconsin was sold for a note receivable at a profit. The Pennsylvania mortgage operations, which were not significant, were also terminated in 2002

Both First National and Valley were acquired on June 1, 2001 in a stock exchange acquisition accounted for as a purchase acquisition. The former owners of Valley and National were to earn additional shares based upon mortgage loan volume generated over various time periods in 2001 and 2002. The shares for the earn outs were never issued. The Company has rescinded and placed stop transfers on all the shares issued in Valley and First National acquisitions. The Company believes that there was a material misstatement in the financial statements of these entities at the time of their acquisition, which allowed the Company to rescind the transaction.

The operations of First National and Valley were never profitable from the date of their acquisition in June, 2001 through their termination in late November, 2002. The operations of Valley were consolidated into First National in January 2002. First National's sales were $734,896 in 2002 and it incurred a loss of $269,359 prior to its abandonment. The Company maintained a liability of $189,038 for any actions of the creditors of First National and Valley and the resolution of a terminated operating lease of its Rock Valley, Arizona, real estate subsidiary, which the Company had cosigned. The company recorded a gain of $189,038 in December 2003 as a result of the resolution of the operating lease dispute and the settlement of all claims arising from the Company's involvement in the acquisition of First National and Valley.

Advantage Realty of Janesville, Inc. ("Advantage") was sold by the Company for a $175,000 note on March 1, 2002. A gain of $3,505 was recorded on the sale and will be handled on the modified cash recovery method of accounting. The Company had previously acquired this franchise from a former franchisee in the WHY USA system. In 2002, Advantage had sales of $15,993 and a loss of $9,413. The purchaser has made three payments totaling $17,219 in early 2003 on the note and paid $10,000 in April, 2004 towards the note. The note was scheduled for quarterly payments of $5,667 and bears interest of 6%. The Company will record the remaining payments as interest and as a reduction of the carrying value of the note until it reaches zero, at which point the remaining gain of $100,000 will be realized.


Estimates
---------

Estimates are utilized in the preparation of the Company's financial statements to conform to accounting principles generally accepted in the United States of America. The most significant estimates are the allowance for doubtful accounts, depreciation and amortization methods, and estimates of the realization of franchise value. The amounts which ultimately will be disbursed or realized may differ from the estimates in the financial statements.


Cash Equivalents and Concentration of Risk
------------------------------------------

The Company maintains only corporate checking accounts, money market and savings accounts at banks. It has not purchased or sold any significant short-term investments in 2003 or 2002. The Company has no significant maturity dates with respect to its accounts. Both Discover Mortgage and TCS Mortgage have significant uninsured balances with a bank in their respective states. Discover has an uninsured balance of $121,179 and TCS has an uninsured balance of $195,291 as of December 31, 2003. The Company has never experienced an uninsured banking loss. The Company believes that its banks' are stable and the risk of loss is not significant.

Debt covenants related to the acquisition of TCS require the consolidated group to maintain aggregate cash or cash equivalents balance of $500,000 at all times. TCS has a collateral security deposit of $15,307 for its warehouse loan. Discover has a collateral security deposit of $150,000 on its mortgage for the purchase of the building which is being used as its headquarters. The collateral security deposit is being released back to the Company at a rate of $25,000 per quarter from January 2004, provided all the covenants of the mortgage continue to be satisfied.


Brokered Loan Fees
------------------

Loan fees include direct origination fees and brokered loan fees. Deferred origination fees and expenses are recognized at the time a loan is sold, and servicing released. Brokered loan fees represent fees received by TCS and Discover for placing a loan with a lender, whereby no further obligation exists. The loan fee is recognized at the time the borrower and lender sign final loan documents and the loan is funded.


Accounts and Notes Receivable, Allowances and Fair Market Value
---------------------------------------------------------------

In accordance with Financial Accounting Standard No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company is subject to a geographic concentration of risk in the Midwestern states. The Company has an allowance for doubtful accounts of approximately $85,000 at December 31, 2003. Bad debts totaled $54,973 in 2003 and $18,732 in 2002. The Company has experienced no credit losses in its mortgage lending operations.


Financial Instruments
---------------------

The carrying amount reported in the balance sheet for cash, mortgage loans held for sale, accounts receivable, other assets, accounts payable, accrued expenses and deferred revenue, warehouse lines payable, mortgage notes payable, promissory notes, debentures and capital leases approximate fair value due to the maturity of these financial instruments and the terms of each of these obligations.


Property and Equipment Capitalization Policies
----------------------------------------------

Depreciation is charged against earnings, utilizing both straight line and accelerated methods (double declining balance method) over the estimated useful lives of the related assets as follows:

         Buildings                                               39 Years
         Improvements                                         10-15 Years
         Computers, Copiers, Telephone Systems                  3-5 Years
         Office Furniture                                      7-10 Years
         Software                                               0-3 Years


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


Franchise Amortization and Impairment of Long Term Assets
---------------------------------------------------------

The franchise acquisition fees include the $1,994,589, paid for the system in the initial WHY USA North America acquisition, and $200,000 related to the acquisition of the Arizona franchisee rights. The total cost is being amortized over 12 years using the straight-line method starting in the year of acquisition. The Company will monitor its real estate franchising operations to determine whether it can recover the value of its unamortized franchise costs.

The Company recorded an impairment loss of $651,050 in 2003 to reflect an impairment on the initial WHY USA North America acquisition. The impairment loss is equal to the amount by which the carrying value of these assets exceeded their estimated fair market value as of December 31, 2003. The Company recorded an impairment loss of $150,000 in 2002 to reflect the impairment loss in the Arizona franchise, which was attributable to the cessation of the Rock Valley, Arizona, real estate business. The impairment loss recorded in the prior year is equal to the amount by which the carrying value of the asset exceeded its fair market value.

Accumulated amortization of franchise acquisition fees totals $693,539 at December 31, 2003, excluding the impairment of $651,050 recognized in 2003, and $150,000 recognized in 2002.

The Company recorded an impairment loss of $158,667 in 2003 to reflect an impairment in the carrying value of prepaid assets. The prepaid assets were initially capitalized at a cost of $280,000 and were being amortized over 5 years. As of December 31, 2003, management could not foresee any future projected cash flows being generated from this asset, therefore the carrying value of this asset has been reduced to zero. Accumulated amortization of the prepaid asset totals $121,333 at December 31, 2003, excluding the impairment of $158,667. Accumulated amortization of the prepaid asset recognized at 2002 totaled 65,333.


Loan Acquisition Costs
----------------------

Loan acquisition costs are being amortized over five years using the straight-line method.


Mortgage Loans Held for Re-Sale
-------------------------------

TCS funds on a pre-sold basis, subject to trailing documentation; generally five days or less, a portion of its residential mortgage loans. Mortgage loans held for sale are stated at the lower of cost or market in the aggregate. Cost is determined on an individual loan basis and includes nonrefundable fees and direct costs associated with the origination of loans. Market is determined by outstanding commitments and prevailing market prices. Gains represent the difference between the market price and the cost of the loan and are recognized when the loan is sold. The risk of the loans declining in value below cost is minimal, however should it occur TCS would reduce its carrying value to fair market value.


Deferred Revenues and Liability
-------------------------------

The Company holds an annual conference for its franchisees. Expenses and revenues related to the conference are deferred and realized at the time the conference is held.


Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2003 and 2002 approximated $44,800 and $36,300, respectively.


Reclassifications
-----------------

Certain prior year amounts on the statement of financial condition, statement of operations and the statement of cash flows have been reclassified to conform to the current year's presentation.


Revenue Recognition
-------------------

Revenue from mortgage loan originations are recognized at the time the mortgage loan closes or is funded. Gain on sale of servicing mortgage loans represents service release premiums on loans originated in house. The gain is recognized when the funded loan is sold and the proceeds are received. The majority of revenue receivables are collected within five business days. Real estate transaction fees are recognized at the closing of a real estate transaction by a franchisee. The Company does not service a loan portfolio and resells all of the loans it originates.

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


Retirement Plans, Severance or Bonus Plans
------------------------------------------

Discover maintains a 401-K Plan ("Plan") for the benefit of its employees. This defined contribution plan matches or contributes up to $1,000 per employee per year based upon a 25% matching ratio of employee contributions to the Plan. Eligible employees may contribute up to 15% of their annual compensation. The Company will match up to 20% of the first $5,000 of an employee's contribution. The Company's contributions for the years ended December 31, 2003 and 2002 were $7,373 and $8,633, respectively. Current year contributions are reduced from prior years due to employee forfeitures.


Stock Based Compensation
------------------------

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully below. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Certain options had been repriced during 2001 however this repricing did not result in compensation adjustments as the new exercise price continued to exceed the fair value of the underlying stock.

Under SFAS 148, the fair value of each option granted during the year ended December 31, 2003 was estimated on the measurement date utilizing the then current fair value of the underlying shares less the exercise price discounted over the average expected life of the options of four to ten years, with an average risk-free interest rate of 4.75% to 5.00%, price volatility of 80 percent and no dividends. No options were granted during 2002.

Had compensation cost for all awards been determined based on the fair value method as prescribed by SFAS 123, no changes in reported net income (loss) and net income (loss) per common share would have been recognized. Accordingly, no table presenting proforma amounts has been presented.

On July 20, 2000, the Company's Board of Directors approved a stock option plan (the "Option Plan") for its officers, directors, employees and consultants. Options granted under the plan may or may not qualify as incentive stock options under the Internal Revenue Service Code. The term of the plan is for ten years, and allows the administrator to designate whether the options granted are qualified or non-qualified. Generally, option price will determine the designation as to whether the options are qualified or non-qualified. On July 20, 2000, 2,475,000 options were granted to officers and directors at $1.00 per share, and expire ten years thereafter. The Company recognized no compensation expense, as the Company's common stock was not trading at the time, and has generally traded at amounts less than $1.00 in 2001, since the Company's stock has been trading. The Company reduced the exercise price of all options to $.50 per share in November, 2001 based on the decline of the Company's stock to less then $.50 per share. The Company utilizes the intrinsic method of measuring compensation for options granted. No compensation has been reflected in the financial statements for the granting of options. The Company's stock is very thinly traded rendering most measurement models of stock options unreliable in measuring fair market value. The time to expiration of the option would indicate there is some value associated with the stock options. However, the measurement of fair market value of the Company's options will prove difficult until a market with a larger volume develops for the Company's common stock to insure that the options exercised may be ultimately redeemed in the market. The options are for restricted securities, which generally are discounted from current market prices at 10% - 50% of current market values. The following tables set out the options granted to date, and a comparative table for prior year amounts.


                                    WHY USA FINANCIAL GROUP, INC.
                                       Options Granted to Date
                                  For Year Ended December 31, 2003

            Options                                    Option                           Option
 Date    Outstanding at       2003          2003   Outstanding at   Options  Option   Expiration
Granted   12/31/2002        Granted      Forfeited   12/31/2003     Vested    Price    Month/Yr
-------   ----------        -------      ---------   ----------     ------    -----    --------

July-00    750,000             -              -        750,000      750,000  $  0.50   July-10
July-00    100,000             -              -        100,000      100,000  $  0.50   July-10
July-00    200,000             -              -        200,000      200,000  $  0.50   July-10
July-00    100,000             -              -        100,000      100,000  $  0.50   July-10
July-00     75,000             -           25,000       50,000       50,000  $  0.50   July-10
 May-01    750,000             -              -        750,000      500,000  $  0.50   July-10
 May-01    100,000             -              -        100,000       66,000  $  0.50   July-10
June-01    100,000             -              -        100,000      100,000  $  0.20    May-11
 Oct-01    250,000             -           166,666      83,334       83,334  $  0.50    Oct-11
 May-03       -              200,000          -        200,000      200,000  $  0.20    May-07
 May-03       -            2,000,000          -      2,000,000    2,000,000  $  0.15    May-13
June-03       -            3,600,000          -      3,600,000    3,466,666  $  0.20   June-13
         ------------------------------------------------------------------
Totals   2,425,000         5,800,000       191,666   8,033,334    7,616,000
         ==================================================================


                               WHY USA FINANCIAL GROUP, INC.
                                  Options Granted to Date
                           For the year ended, December 31, 2002

             Options                                    Options                          Option
 Date     Outstanding at     2002           2002     Outstanding at   Options  Option  Expiration
Granted     12/31/2001      Granted      Forfeited     12/31/2002     Vested    Price    Month/Yr
-------     ----------      -------      ---------     ----------     ------    -----    --------
July-00    750,000             -              -          750,000      500,000  $  0.50   July-10
July-00    750,000             -          750,000              0            0      N/A       N/A
July-00    300,000             -          200,000        100,000      100,000  $  0.50   July-10
July-00    300,000             -          100,000        200,000      200,000  $  0.50   July-10
July-00    300,000             -          200,000        100,000      100,000  $  0.50   July-10
July-00     75,000             -              -           75,000       50,000  $  0.50   July-10
 May-01    300,000             -          200,000        100,000      100,000  $  0.20    May-11
 May-01    750,000             -              -          750,000      250,000  $  0.50    Oct-11
June-01    100,000             -              -          100,000       33,333  $  0.50   July-10
Sept-01    150,000                        150,000              0            0      N/A       N/A
Sept-01    150,000                        150,000              0            0      N/A       N/A
Sept-01    150,000                        150,000              0            0      N/A       N/A
 Oct-01    250,000             -              -          250,000       83,333  $  0.50   July-10
            -----------------------------------------------------------------
Totals   4,325,000             -        1,900,000      2,425,000    1,416,666
         ====================================================================

Stock Warrants
--------------

The Company has issued stock warrants to 103 holders for 6,261,748 shares. The warrants are exercisable at the following prices and terminate on the dates shown.


                                   Exercise Price   Termination Date
                                   --------------   ----------------

         1,448,501 shares          $0.50             August 31, 2005
         1,000,000 shares          $0.50             June 30, 2005
         3,813,247 shares          $0.10             June 30, 2005
         ----------------

         6,261,748 shares
         ================

In addition to the above warrants, during December 2003 the Company issued warrants to the shareholders/debenture holders of TCS Acquisition, LLC, in connection with the acquisition of TCS Acquisition, LLC. The warrants are exercisable at the following price and terminate on the date shown.

                                         Exercise Price   Termination Date
                                         --------------   ----------------

                     1,309,321 shares        $0.20       December 31, 2008


During the year ended December 31, 2003 the Company agreed to pay Quality Investments a loan termination fee as follows: $27,300 for each month any principal remains outstanding on the loan. The lender may elect, at his discretion, to accept warrants in lieu of the termination fee. The warrants shall equal 2.167% of the then outstanding shares of common and preferred stock of the Company, including outstanding warrants, convertible debentures, options or any other common stock obligations to issue shares. The Company has 63,892,760 shares, 8,033,334 options and 7,571,069 warrants, for a total of 79,497,163 share equivalents outstanding at December 31, 2003. The amount due at December 31, 2003 would require that 1,722,704 warrants be issued on an annual basis or 143,559 warrants per month. In the event that the loan is not paid off by December 31, 2004, the termination equivalents escalate to 3.3% of outstanding stock, including warrants, convertible debentures, options and any other stock obligations.

The termination dates may be extended or the option price lowered at the discretion of the Board of Directors.

During the year ended December 31, 2003 the Company agreed to pay to Douglas Larson, a lender, a termination fee as follows: For each month or partial month hereafter that any principal, interest or other amount remains unpaid under the Douglas Larson loan, the Company shall issue to Douglas Larson, each month, warrants for 167,000 shares of the Company's common stock at $.05 per share.

The warrants described above for the Quality Investment loan and the Doug Larson loan contain an anti-dilution clause, which requires an increase in the warrants for any shares outstanding in excess of 60,000,000. The Company had 63,892,760 shares outstanding at December 31, 2003, requiring an additional 6.5% in warrants to be issued, or 177,835 shares per month or 2,134,020 per year for both the Quality Investments loan of $1,300,000 and the Doug Larson loan of $500,000.


Earnings Per Share
------------------

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised.

As of December 31, 2003, options and warrants outstanding to purchase 15,604,403 common shares were anti-dilutive and have been excluded from the diluted earnings per share computation. During 2002 the Company had outstanding options and warrants totaling 8,686,748 common shares which were not included in the diluted net income per share for 2002 as the exercise price of the options and warrants were in excess of the actual share price at December 31, 2002, such that the exercise of these options and warrants is not economically feasible.


Recent Accounting Pronouncements
--------------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an effect on the consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is effective for variable interest entities created after January 31, 2003. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, FASB published a revision to FIN 46 ("46R") to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. The adoption of this interpretation did not have an impact on the consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. The standard amends the disclosure requirement of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on the reported results.

During June 2002, the FASB issued SFAS NO. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for disposal activities initiated after December 31, 2002. The costs for the discontinuance of the Company's subsidiaries have been incurred prior to December 31, 2002, therefore no accruals exist for future costs, and the Company's 2002 consolidated financial statements are in compliance with SFAS 146 for 2002 and prior years.

During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations ( unless specific criteria is met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income.

The Company has adopted SFAS 145, and included our gains from the relief of liabilities on the abandonment of our mortgage subsidiaries which is an extinguishment of debt to our continuing operations.

In June 2001, the FASB adopted SFAS No. 141 ("SFAS 141") "Business Combinations", SFAS No. 142 ("SFAS 142) "Goodwill and Other Intangible Assets" and in August 2001, SFAS No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's accounting procedures have been amended to adapt these statements at the earliest date the statement's became effective. The Company's franchise costs do not meet the criteria of being classified as goodwill as they represent contractual or other legal rights over the control of future economic benefits, as such they will continue to be amortized over twelve years. The Company is expending marketing expenses to enlarge its franchise base through new franchises; however more franchisees have closed than opened between 2003 and 2002. The Company's franchise transaction revenues have declined to $316,879 from $359,305. The historical cost value of the Company's franchises is declining as the Company amortizes to expense approximately 8.5 % of its historical cost each year. The Company believes that its WHY USA franchise would sell at some multiple of its transaction fees, however the continuing losses after amortization would have some impact on a future buyer's perception of the value of the franchise system. The Company has sold its Arizona real estate franchise which it operated at a loss prior to its sale. The sale price also created a loss. The negative impact of these activities, the lack of new franchise sales in Arizona, and the abandonment of the Valley and First National mortgage operations in Phoenix, Arizona has given the Company reason to reevaluate its carrying value of its Arizona franchise costs. Given the impact of the previously discussed factors the value of the Arizona franchise was reduced by $21,325 at the end of 2003 and $150,000 at the end of 2002. The Company recorded an impairment loss of $651,050 in 2003 to reflect an impairment on the initial WHY USA North America acquisition. The impairment loss is equal to the amount by which the carrying value of these assets exceeded their estimated fair market value as of December 31, 2003.

The Company's goodwill is attributable to the acquisitions of Discover and TCS. Discover has been profitable since its acquisition. The Company issued 1,177,140 shares in the first quarter of 2002 for all of the outstanding stock of Discover. In February 2003 the Company issued 12,000,000 shares for the earnout performance of Discover and reflected goodwill of $1,016,570 associated with the commitment to issue these shares at December 31, 2002. The principal former owners of Discover also terminated various compensation and severance pay arrangements in connection with the share issuance.

Goodwill was recognized on the acquisition of TCS based on the excess of the purchase price paid for TCS over the fair value of the assets and liabilities acquired. The Company has recognized $1,318,456 in goodwill on the acquisition of TCS. The allocation of the purchase price of $1,610,000 for the acquisition of TCS Mortgage, Inc., was as follows:

Cash                                                         $  595,291
Accounts Receivable                                              65,355
Mortgage loans for resale                                     1,817,929
Equipment, net of depreciation                                   31,949
Deposits and prepaid assets                                      61,898
         Goodwill                                             1,318,456
                  Minus assumed liabilities                  (2,280,878)
                                                             -----------
                          Total Purchase Price               $1,610,000
                                                             ===========

NOTE 2 - INCOME TAXES

The Company has lost money from its inception, the only profitable entity to date has been Discover Mortgage Corporation and now TCS Mortgage, Inc. Prior to its acquisition, Discover Mortgage was taxed as a Sub S Corporation, with its shareholders being responsible for its income taxes. Prior to its acquisition,

TCS Mortgage, Inc. was party to a tax sharing agreement with its former Parent and would file a consolidated tax return. This income tax provisions as acquired by the Company in the TCS Mortgage acquisition are based on the amounts that TCS Mortgage would have paid had it filed a separate return.

Due to the losses incurred in both the current year and in prior years, the Company has not paid income tax in any reported period. As of December 31, 2003, the Company had approximately $6 million of net operating loss carry forwards, compared to approximately $4 million of net operation loss carry forwards in 2002. Because of the uncertainty of future profitability, a valuation allowance equal to the deferred tax asset has been recorded in 2003 and 2002.

For the year ended December 31, 2003 the Company had no taxable non-operating income as compared to 2002, where the Company had taxable non-operating income due to recovery of previously issued shares of the Company's restricted stock.


NOTE 3 - WAREHOUSE LINES OF CREDIT, MORTGAGE NOTES PAYABLE AND TCS ACQUISITION DEBT

Discover has a line of credit with Wells Fargo Bank, N.A. which is as follows at December 31, 2003:

Discover Mortgage has available a $100,000
unsecured revolving line of credit with
Wells Fargo Bank N.A. with interest payable
at prime plus 3.75% per annum.  The interest
rate at December 31, 2003 was 7.75%                           $   84,442
                                                              ==========

TCS's warehouse line payable as of December 31, 2003 consists of the following:

Warehouse loan agreement with a bank, which
allows the Company to fund loans through a
$9,500,000 line of credit provided by the
bank. The Company pays all fees associated
with the line of credit. The Company also
pays the bank interest on loans while in the
line of credit at LIBOR plus 4.43%. This
loan is guaranteed by an officer of TCS.                      $1,684,323
                                                              ==========

During 2002 the Company abandoned its capital leases which were attributable to its discontinued operations. The Company has no other lines of credit, guarantees or other financial instruments outstanding at December 31, 2003.


Mortgage Notes Payable
----------------------

The Company acquired an office building located in suburban Minneapolis valued at $925,000 from its Chairman of the Board on January 31, 2003. The land and building has been recorded in the financial statements at $417,000 which represents the Chairman's cost basis in accordance with SEC Regulation S-X, which requires that assets purchased from a stockholder for an amount in excess of the stockholder's historical cost basis be recorded at the stockholder's historic cost basis.

The value of $925,000 has been allocated as follows:

Land                                                  $100,000
Building                                              $317,000
Stockholders' equity, recorded as a distribution      $508,000
                                                      --------
                                                      $925,000
                                                      ========

The Company obtained a mortgage from a bank in the amount of $650,000, and issued 1,000,000 shares the Company's restricted common stock to the Chairman as consideration for the building. Additionally, the president of Discover guaranteed the building loan. The debt incurred in the acquisition is as follows:

Note payable to Commerce Bank, N.A. (secured
by a Building) in monthly installments of
principal and interest of $6,067 including
interest at 7.5% per annum with all unpaid
principal due February 2008. This loan is
guaranteed by an officer of the Company.                       $   627,993

The Company acquired two office buildings located adjacent to each other in Woodbury, MN valued at $2,000,000 from its Chairman of the Board on December 31, 2003. The Company assumed two building mortgages from a bank in the amounts of $462,246 and $415,075, and executed two new loans in the amounts of $500,000 and $150,000 and issued 2,189,650 shares of the Company's restricted common stock to its chairman.

The land and building has been recorded in the financial statements at $1,081,466 which represents the Chairman's cost basis in accordance with SEC Regulation S-X, which requires that assets purchased from a stockholder for an amount in excess of the stockholder's historical cost basis be recorded at the stockholder's historic cost basis.

The value of $2,000,000 has been allocated as follows:

Land                                                  $  800,000
Building                                              $  281,466
Stockholders' equity, recorded as a distribution      $  918,534
                                                      ----------
                                                      $2,000,000
                                                      ==========

The details of the debt incurred in the acquisition of these two buildings is detailed as follows:

Note payable to First Federal Bank, (secured
by a Building) in monthly installments of
principal and interest of $4,000 including
interest at 8.5% per annum with all unpaid
principal due September 2004. This loan is
guaranteed by an officer of the Company.                           415,075

Note payable to First Federal Bank, (secured
by a Building) in monthly installments of
principal and interest of $4,275 including
interest at 8.25% per annum with all unpaid
principal due September 2004. This loan is
guaranteed by an officer of the Company.                           462,246

Note payable to Douglas Larson, (secured by a
Building) principal, interest and "termination fee"
(See Note 1) due June 2004.  Interest payable at
prime plus 3% to 7%. Additionally, the Company
is required to maintain certain financial covenants.               500,000
(See Note 1)

Note payable to James Murphy, (secured by a
building) interest due monthly. Interest payable
at 7.5% the note is due January 1, 2005.                           150,000
                                                               -----------


Total mortgage notes payable                                     2,155,314

Less current maturities                                          1,401,663
                                                               -----------

Long term liability for buildings                              $   753,651
                                                               ===========

The future principal repayments due under the mortgage notes payable for the years ending as of December 31, are as follows:


                   2004                              $      1,401,663
                   2005                                       178,528
                   2006                                        30,743
                   2007                                        33,129
                   2008                                       511,251
                                                     ----------------
                                                     $     2,155,314
                                                     ================


Acquisition of TCS Mortgage, Quality Investments Promissory Note and Debentures
-------------------------------------------------------------------------------

The Company acquired TCS for $1,610,000 on December 31, 2003. As a result, the consolidated statement of operations does not include the activity of TCS for 2003. The Company purchased TCS for cash, convertible debentures and warrants. The 1,309,321 warrants, issued at $.20 per share, have a five-year life and a total value of $10,000. The Company borrowed $1,300,000 from Quality Investments, Inc., and issued $300,000 in debentures to the members of TCS Acquisition, LLC for the acquisition of TCS. The loan payable is due June 30, 2005 with a 12 month extension for a fee of 1 point.


Quality Investments, Inc. - $1,300,000 Loan
-------------------------------------------

This loan is secured by all assets of the Company and its wholly-owned subsidiaries. Interest rate is prime plus 3% or 7%, currently at (March 31, 2004). This loan requires a continual cash balance of $500,000 for the Company. The loan requires approval for all expenditures exceeding $10,000. The Company agrees to pay Quality Investments a termination fee of $27,300 for each month any principal remains outstanding on the loan. The lender may elect, at his discretion, to accept warrants in lieu of the termination fee. The warrants shall equal 2.167% of the then outstanding shares of common and preferred stock of the Company, including outstanding warrants, convertible debentures, options or any other common stock obligations to issue shares. The Company has 63,892,760 shares, 8,033,334 options and 7,571,069 warrants, for a total of 79,497,163 share equivalents at December 31, 2003. The amount due at December 31, 2003 would require that 1,722,704 warrants be issued on an annual basis or 143,559 warrants per month. In the event that the loan is not paid off by December 31, 2004, the termination equivalents escalate to 3.3% of outstanding stock including warrants, convertible debentures, options and any other stock obligations.


Convertible Debentures - $300,000
---------------------------------

The $300,000 convertible debentures ("debentures")are due on November 30, 2006. These debentures are interest bearing at a rate of 7.5% per annum payable one month in arrears. Notwithstanding the foregoing, interest payments may be deferred until the maturity date, provided that interest payments are not deferred to the extent of positive earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company also has the right to pay accrued principal and interest via an issue of restricted shares of the Company's common stock provided that the average closing price of the Company's common stock exceed $0.20 for ten consecutive trading days prior to the date of payment. The holders of the debentures also have the option to convert the debentures into shares of common stock at anytime subject to 30 days notice to the Company. The debentures are convertible into common stock at an amount of $0.20 per common share.

Presented below are the unaudited pro forma condensed consolidated balance sheet for 2002, and the unaudited pro forma consolidated statement of operations for 2003 and 2002 as if TCS had been acquired January 1, 2002.


                                              WHY USA FINANCIAL GROUP, INC.
                                Unaudited Pro Forma Condensed Consolidated Balance Sheet
                                                    December 31, 2002

                                                   WHY USA
                                               Financial Group    TCS Mortgage       Pro Forma          Pro Forma
                                                (Historical)      (Historical)      Adjustments        Consolidated
                                               -------------      -------------     -------------      -------------
Current Assets                                 $    593,419       $  5,600,818      $         --       $  6,194,237
Property and Equipment - Net                         92,407             52,274                --            144,681
Other Assets(i)                                   4,493,006          1,368,862                --          5,861,868
                                               -------------      -------------     -------------      -------------
Total Assets                                      5,178,832          7,021,954                --         12,200,786
                                               -------------      -------------     -------------      -------------

Current Liabilities                                 902,784          5,279,258                --          6,182,042
Long Term Liabilities(ii)(iii)                    1,600,000              5,436         1,455,716          3,061,152
                                               -------------      -------------     -------------      -------------
Total Liabilities                                 2,502,784          5,284,694         1,455,716          9,243,194
                                               -------------      -------------     -------------      -------------

Investment in Subsidiaries                         (281,544)                --           281,544                 --
Common Stock                                         58,196             10,000           (10,000)            58,196
Additional Paid In Capital                        7,177,210          1,585,000        (1,585,000)         7,177,210
Accumulated Deficit                              (4,277,814)           142,260          (142,260)        (4,277,814)
                                               -------------      -------------     -------------      -------------
Total Shareholders' Equity                        2,676,048          1,737,260        (1,455,716)         2,957,592
                                               -------------      -------------     -------------      -------------

Total Liabilities and Shareholders Equity      $  5,178,832       $  7,021,954      $         --       $ 12,200,786
                                               =============      =============     =============      =============


(i)      Other assets for WHY USA Financial Group, includes goodwill of
         $1,318,456 as recognized per the actual transaction in 2003.
(ii) Long term liabilities for WHY USA Financial Group, includes notes and debentures of $1,600,000 as recognized per the actual transaction in 2003.
(iii) Pro forma adjustments includes an adjustment of liabilities of $1,455,716, to reflect the total elimination of all equity acquired in TCS Mortgage. This amount represents the difference between net assets as at December 31, 2003 and 2002 being $281,544 and $1,737,260 respectively.


                                         WHY USA FINANCIAL GROUP, INC.
                           Unaudited Pro Forma Consolidated Statement of Operations
                                         Year Ended December 31, 2003

                                       WHY USA
                                    Financial Group    TCS Mortgage        Pro Forma         Pro Forma
                                     (Historical)      (Historical)       Adjustments       Consolidated
Revenue:
    Mortgage Lending                $  4,753,290       $  5,811,777       $         --      $ 10,565,067
    Real Estate Franchise                367,203                 --                 --           367,203
    Rental and Other Income                   --             97,339                 --            97,339
                                    -------------      -------------      -------------     -------------
Total Revenue                          5,120,493          5,909,116                 --        11,029,609
                                    -------------      -------------      -------------     -------------

Operating Expenses:
    Direct Cost of Services
        Mortgage lending               3,407,220          3,735,357                 --         7,142,577
        Real estate activities            93,912                 --                 --            93,912
        General and
          administrative               1,586,211          1,837,350                 --         3,423,561
        Sales and marketing              311,622            159,386                 --           471,008
        Depreciation                      52,648             36,599                 --            89,247
        Amortization of
          acquisition costs              224,481                 --                 --           224,481
        Impairment of
          franchise
          acquisitions and
          prepaid assets                 809,717                 --                 --           809,717
                                    -------------      -------------      -------------     -------------
Total operating expense                6,485,811          5,768,692                 --        12,254,503
                                    -------------      -------------      -------------     -------------

Other
    Interest income(expense)             (60,898)           100,435                 --            39,537
    Income tax expense                        --           (100,000)           100,000                --
                                    -------------      -------------      -------------     -------------
                                         (60,898)               435            100,000            39,537
                                    -------------      -------------      -------------     -------------

Income (Loss) from Continuing
  Operations                          (1,426,216)           140,859            100,000        (1,185,357)
                                    -------------      -------------      -------------     -------------

    Discontinued Operations              189,038                 --                 --           189,038

                                    -------------      -------------      -------------     -------------
Net income (loss)                   $ (1,237,178)      $    140,859       $    100,000      $   (996,319)
                                    =============      =============      =============     =============


Pro forma earnings per share information for 2003:

Basic weighted average shares outstanding                                                     59,804,986
                                                                                            =============

Pro forma basic net loss per common share:                                                  $      (.017)
                                                                                            =============

(1) TCS Mortgage, Inc. accrued income tax expense during the period of $100,000.
Had TCS Mortgage actually been part of the Registrant during the period no income tax provision would have been made. The Registrant has a net operating loss available to offset all of the taxable income generated by TCS.

Purchase accounting-reflects the allocation of the purchase price of $1,610,000 by Registrant for this acquisition of TCS Mortgage, Inc., as follows:

Cash                                                $   595,291
Accounts Receivable                                      65,355
Mortgage loans for resale                             1,817,929
Equipment, net of depreciation                           31,949
Deposits and prepaid assets                              61,898
Goodwill                                              1,318,456
                  Minus assumed liabilities          (2,280,878)
                                                    ------------
                          Total Purchase Price      $ 1,610,000
                                                    ============


                                         WHY USA FINANCIAL GROUP, INC.
                           Unaudited Pro Forma Consolidated Statement of Operations
                                         Year Ended December 31, 2002

                                        WHY USA
                                   Financial Group     TCS Mortgage         Pro Forma        Pro Forma
                                     (Historical)      (Historical)        Adjustments      Consolidated
                                    -------------      -------------      -------------     -------------
Revenue:
    Mortgage Lending                $  4,102,619       $  5,494,891       $         --      $  9,597,510
    Real Estate Franchise                568,102                 --                 --           568,102
    Rental and Other Income                   --            101,774                 --           101,774
                                    -------------      -------------      -------------     -------------
Total Revenue                          4,670,721          5,596,665                 --        10,267,386
                                    -------------      -------------      -------------     -------------

Operating Expenses:
    Direct Cost of Services
        Mortgage lending               2,665,987          3,637,313                 --         6,303,300
        Real estate activities            91,199                 --                 --            91,199
        General and
          administrative               1,726,188          1,424,094                 --         3,150,282
        Sales and marketing              161,187                 --                 --           161,187
        Depreciation                      39,531             33,177                 --            72,708
        Amortization of
          acquisition costs              238,896                 --                 --           238,896
        Impairment of
          franchise
          acquisitions and
          prepaid assets                 150,000                 --                 --           150,000
                                    -------------      -------------      -------------     -------------
Total operating expense                5,072,988          5,094,584                 --        10,167,572
                                    -------------      -------------      -------------     -------------

Other
    Interest income                        4,476             23,586                 --            28,062
    Income tax expense                    (1,000)           (57,928)            57,128            (1,800)
                                    -------------      -------------      -------------     -------------
                                           3,476            (34,342)            57,128            26,262
                                    -------------      -------------      -------------     -------------

Income (Loss) from Continuing
  Operations                            (398,791)           467,739             57,128           126,076
                                    -------------      -------------      -------------     -------------

    Discontinued Operations              778,906                 --                 --           778,906

                                    -------------      -------------      -------------     -------------
Net income                          $    380,115       $    467,739       $     57,128      $    904,982
                                    =============      =============      =============     =============

Pro forma earnings per share information for 2002:

Basic weighted average shares outstanding                   58,196,110
                                                            ==========

Pro forma basic net earnings per common share:              $    0.016
                                                            ==========

Diluted weighted average shares outstanding                 59,281,610
                                                            ==========

Pro forma basic net earnings per common share:              $    0.015
                                                            ==========


NOTE 4 - OPERATING AND CAPITAL LEASE OBLIGATIONS

Operating Leases
----------------

The Company leases its corporate office space from it Chairman of the Board. Additionally, WHY USA N.A. also shares the same office space. The combined monthly payment is $4,500 with $2,000 per month attributable to WHY USA N.A. and $2,500 per month to the Company. The lease terminates in May, 2006 with respect to WHY USA N.A. and in September 2006 with respect to the Company. Northwest leases its call center from the Company's Chairman of the Board at $500 per month on a month to month lease. Discover leases office space for three of its offices. The combined monthly lease payments are $4,800. The lease terms of the Discover offices are short term with termination dates of April 2004, December 2004, and February 2005. TCS leases its office space under an operating lease ending in May, 2004 at approximately $18,000 per month.

The Company also leases various motor vehicles, copiers, and other office equipment under both capital and operating leases. The future minimum operating and capital lease commitments are as follows:

    Year Ending December 31,                       Operating           Capital
    ------------------------                      -----------        ----------
                  2004                            $   194,234       $   6,311
                  2005                                 87,082           6,311
                  2006                                 51,108           6,311
                  2007                                  1,875           6,311
                  2008                                    -             2,106
                  Thereafter                              -               -
                                                  -----------       ---------
                  Total minimum lease payments    $   334,299          27,350
                                                  ===========
                  Less interest portion                                (7,475)
                                                                    ----------
                                                                    $  19,875
                                                                    =========

Rent expense for the above leases for the years ended December 31, 2003 and 2002 was approximately $118,000 and $177,000, respectively.


Lease Income
------------

The Company leases two office buildings in Woodbury, Minnesota and a portion of its Minneapolis office space to various tenants, which require them to pay a monthly base rent. Combined monthly rental payments are $14,118 and lease terms range from six months to three years. The leases expire at various dates through June 2007.

The future rental income for the leases are as follows for the years ending December 31:

            2004                    $  97,173
            2005                       28,684
            2006                        6,600
            2007                        3,300
                                    ---------

                                    $ 135,757
                                    =========

NOTE 5 - PROPERTY AND EQUIPMENT

The Company's property and equipment by significant category are as follows:

                             Cost              Accumulated         Net Book
Category                  December 31,2003     Depreciation          Value
--------                  ----------------     ------------          -----

Land                      $    100,000(i)       $       -          $  100,000

Office buildings               317,000(i)           7,451             309,549

Office buildings and land,
  expected to be resold      1,081,466(ii)              -           1,081,466

Building Improvements          133,508               3,603            129,905

Office computers,
  Equipment and furnishings    657,246             516,872            140,374
------------------------------------------------------------------------------

Totals                    $  2,289,220          $  527,926         $1,761,294
==============================================================================


(i) In January 2003 the Company acquired a Minneapolis office building from an entity owned by its Chairman, Donald Riesterer. The purchase consideration for this building was $925,000.

         The land and building has been recorded in the financial statements at a cost of $417,000 which represents the Chairman's cost basis in accordance with SEC Regulation S-X, which requires that assets purchased from a stockholder for an amount in excess of the stockholder's historical cost basis be recorded at the stockholder's historic cost basis. (See Note 3)

(ii) In December 2003 the Company acquired two commercial office buildings in Woodbury, Minnesota from a related entity owned by its Chairman, Donald Riesterer. The purchase consideration for these properties was $2,000,000.

         The land and building has been recorded in the financial statements at a cost of $1,081,466 which represents the Chairman's cost basis in accordance with SEC Regulation S-X, which requires that assets purchased from a stockholder for an amount in excess of the stockholder's historical cost basis be recorded at the stockholder's historic cost basis. (See Note 3)

NOTE 6 - RELATED PARTY TRANSACTIONS

Donald Riesterer, Chairman of the Company owns two properties currently being rented to the Company, the Sebeka call center at $500 per month on a month-to-month basis and the offices of WHY USA Financial Group and WHY USA North America for a combined rental of $4,500 per month.

In June 2002 the Company satisfied certain note and accounts payable owed to a third party, and assumed by its Chairman, Donald Riesterer, in the total amount of $258,864 by issuing him 2,428,250 shares of restricted common stock of the company based on a value of $.10 per share, and one WHY USA real estate franchise for a Wyoming location value at $16,000.

In January 2003 the Company acquired a Minneapolis office building of 11,000 square feet from an entity owned by its Chairman, Donald Riesterer, to be used as the main headquarters of its Minnesota based mortgage brokerage business. The Company paid $925,000 to Mr. Riesterer for this building, including $650,000 which was applied against an existing contract for debt and 1,000,000 shares of its restricted stock valued at $.275 per share (substantially in excess of the market value of the common stock at the time of the acquisition). This purchase was financed through a 7.5% mortgage from a local commercial bank requiring payments of $6,067 monthly. The bank required the personal guarantee of the president of Discover Mortgage Company and the Chairman of the Board and has valued these guarantees at $27,500 which are being amortized over the five year life of the loan.

The land and building has been recorded in the financial statements at a cost of $417,000 which represents the Chairman's cost basis in accordance with SEC Regulation S-X, which requires that assets purchased from a stockholder for an amount in excess of the stockholder's historical cost basis be recorded at the stockholder's historic cost basis.

In December 2003 the Company acquired two commercial office buildings in Woodbury, Minnesota from a related entity owned by its Chairman, Donald Riesterer. These buildings are located on 3 acres and each building has approximately 8,800 square feet of rentable space. The Company acquired this property for $2,000,000 by assumption of notes payable for $415,075 and $462,246, issuance of new notes for $500,000 and $150,000, to replace existing previous debts of the related party, the issuance of 2,189,650 restricted common shares of stock to Mr. Riesterer, and the payment of costs associated with the transaction.

The land and building has been recorded in the financial statements at $1,081,466 which represents being the Chairman's cost basis in accordance with SEC Regulation S-X, which requires that assets purchased from a stockholder for an amount in excess of the stockholder's historical cost basis be recorded at the stockholder's historic cost basis.

In December 2003, the Company acquired 100% of the outstanding membership interest in TCS Acquisition, LLC, a California limited liability company which owns 100% of TCS Mortgage, Inc. At the time of acquisition, director and CEO, James B. Kylstad held approximately a 16% ownership interest in TCS Acquisition, LLC.


NOTE 7 - CONTINGENCIES

The Company is a party to three pending legal proceedings that have arisen in the ordinary course of business, however the Company does not believe that any of these proceedings will have a material impact on the business, financial conditions or results of operations.


NOTE 8 - OPERATING SEGMENTS

The Company operates in two segments which are the real estate franchise and mortgage origination/brokering segments. The Company's operations are conducted within the United States of America and are located primarily in Minnesota and Southern California.

The Company's accounting policies for both of the segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

Presented below is the reconciliation of segment information to the condensed consolidated balance sheet for 2003, the reconciliation of segment information to the consolidated statement of operations for 2003, and the reconciliation of segment information to the unaudited pro forma statement of operations for 2003 as if TCS had been acquired January 1, 2003.


                                              WHY USA FINANCIAL GROUP, INC.
                                        Reconciliation of Segment Information to
                                          Condensed Consolidated Balance Sheet
                                                    December 31, 2003


                                                                   Mortgage
                                               Real Estate       Origination/      Corporate        Consolidated
                                                Franchise         Brokerage          Entity            Total
                                               ------------      ------------     ------------      ------------
Current Assets                                 $    74,253       $ 2,849,193      $     1,085       $ 2,924,531
Property and Equipment - Net                        18,229         1,735,428            7,637         1,761,294
Other Assets                                       737,764         1,236,563        1,245,198         3,219,525
                                               ------------      ------------     ------------      ------------
Total Assets                                   $   830,246       $ 5,821,184      $ 1,253,920       $ 7,905,350
                                               ------------      ------------     ------------      ------------

Current Liabilities                            $   252,396       $ 2,694,544      $ 1,378,512       $ 4,325,452
Long Term Liabilities                                                620,031         1,750,000        2,370,031
                                               ------------      ------------     ------------      ------------
Total Liabilities                                  252,396         3,314,575        3,128,512         6,695,483
                                               ------------      ------------     ------------      ------------

Investment in Subsidiaries                              --                --               --                --
Common Stock                                            --                --           63,893            63,893
Additional Paid In Capital                       2,026,400         2,329,708        3,053,947         7,410,055
Accumulated Deficit                             (1,448,550)          176,901       (4,992,432)       (6,264,081)
                                               ------------      ------------     ------------      ------------
Total Shareholders' Equity                         577,850         2,506,609       (1,874,592)        1,209,867
                                               ------------      ------------     ------------      ------------

Total Liabilities and Shareholders Equity      $   830,246       $ 5,821,184      $ 1,253,920       $ 7,905,350
                                               ============      ============     ============      ============


                                         WHY USA FINANCIAL GROUP, INC.
                                   Reconciliation of Segment Information to
                                     Consolidated Statement of Operations
                                         Year Ended December 31, 2003



                                      Real Estate       Mortgage          Corporate        Consolidated
                                       Franchise        Brokerage           Entity            Total
                                     ------------      ------------      ------------      ------------
Revenue:
    Mortgage Lending                 $        --       $ 4,753,290       $        --       $ 4,753,290
    Real Estate Franchise
      Sales and Services                 367,203                --                --           367,203
                                     ------------      ------------      ------------      ------------
Total Revenue                            367,203         4,753,290                --         5,120,493
                                     ------------      ------------      ------------      ------------

Operating Expenses:
    Direct Cost of Services
        Mortgage lending                      --         3,407,220                --         3,407,220
        Real estate activities            93,912                --                --            93,912
        General and
          administrative                 205,099           806,583           574,529         1,586,211
        Sales and marketing              132,029            99,593            80,000           311,622
        Depreciation                       8,367            42,609             1,672            52,648
        Amortization of
          acquisition costs              168,481                --            56,000           224,481
        Impairment of franchise
          acquisitions and
          prepaid assets                 651,050                --           158,667           809,717
                                     ------------      ------------      ------------      ------------
Total operating expense                1,258,938         4,356,005           870,868         6,485,811
                                     ------------      ------------      ------------      ------------

Other
    Interest income (expense)             (5,077)          (47,721)           (8,100)          (60,898)
    Income tax expense                        --                --                --                --
                                     ------------      ------------      ------------      ------------
                                          (5,077)          (47,721)           (8,100)          (60,898)
                                     ------------      ------------      ------------      ------------

Income (Loss) from Continuing
  Operations                            (896,812)          349,564          (878,968)       (1,426,216)
                                     ------------      ------------      ------------      ------------

    Discontinued Operations                   --                --           189,038           189,038

                                     ------------      ------------      ------------      ------------
Net income (loss)                    $  (896,812)      $   349,564       $  (689,930)      $(1,237,178)
                                     ============      ============      ============      ============



                                         WHY USA FINANCIAL GROUP, INC.
                                   Reconciliation of Segment Information to
                           Unaudited Pro Forma Consolidated Statement of Operations
                                 (as if TCS had been acquired January 1, 2003)
                                         Year Ended December 31, 2003


                                                          Mortgage
                                      Real Estate       Origination/       Corporate          Consolidated
                                       Franchise          Brokerage          Entity              Total
                                     -------------      -------------      -------------      -------------
Revenue:
    Mortgage Lending                 $         --       $ 10,565,067       $         --       $ 10,565,067
    Real Estate Franchise
      Sales and Services                  367,203                 --                 --            367,203
    Rental and Other Income                    --             97,339                 --             97,339
                                     -------------      -------------      -------------      -------------
Total Revenue                             367,203         10,662,406                 --         11,029,609
                                     -------------      -------------      -------------      -------------

Operating Expenses:
    Direct Cost of Services
        Mortgage lending                       --          7,142,577                 --          7,142,577
        Real estate activities             93,912                 --                 --             93,912
        General and
          administrative                  205,099          2,643,933            574,529          3,423,561
        Sales and marketing               132,029            258,979             80,000            471,008
        Depreciation                        8,367             79,208              1,672             89,247
        Amortization of
          acquisition costs               168,481                 --             56,000            224,481
        Impairment of franchise
          acquisitions and
          prepaid assets                  651,050                 --            158,667            809,717
                                     -------------      -------------      -------------      -------------
Total operating expense                 1,258,938         10,124,697            870,868         12,254,503
                                     -------------      -------------      -------------      -------------

Other
    Interest income (expense)              (5,077)            52,714             (8,100)            39,537
    Income tax expense                         --                 --                 --                 --
                                     -------------      -------------      -------------      -------------
                                           (5,077)            52,714             (8,100)            39,537
                                     -------------      -------------      -------------      -------------

Income (Loss) from Continuing
  Operations                             (896,812)           590,423           (878,968)        (1,185,357)
                                     -------------      -------------      -------------      -------------

    Discontinued Operations                    --                 --            189,038            189,038

                                     -------------      -------------      -------------      -------------
Net income (loss)                    $   (896,812)      $    590,423       $   (689,930)      $   (996,319)
                                     =============      =============      =============      =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 24, 2003 the Company filed a Form 8K for Changes in Registrant's Certifying Accountant as the Company was informed by its independent auditor, Randy Simpson, CPA ("Simpson"), that he has not been approved for registration with the PCAOB as per the requirements of the Sarbanes-Oxley Act of 2002 ("Act")and, as a result, would not be able to continue to act as Registrant's independent auditor. Effective March 19, 2004, Simpson resigned its position as Registrant's independent auditor.

Simpson last reported on the Company's financial statements as of March 15, 2003. The report, which covered the two fiscal years ended December 31, 2002, was an unqualified report. The change of independent accountants was ratified by the Board of Directors of Registrant on March 19, 2004.

During the two fiscal years ended December 31, 2002 and the subsequent interim period through March 19, 2004:

         o there were no disagreements between the Company and Simpson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to Simpson's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report;

         o There have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v).

During the two fiscal years ended December 31, 2002 and the subsequent interim period through March 19, 2004, Simpson did not advise Company that:

         o the internal controls necessary for the Company to develop reliable financial statements do not exist;

         o any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Simpson unwilling to be associated with the financial statements prepared by management;

         o the scope of any audit needed to be expanded significantly or that more investigation was necessary;

         o there was any information which the accountants concluded would materially impact the fairness and reliability of either
                  (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

The Company has requested that Simpson furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated March 24, 2004, was filed as Exhibit 16.1 to the Form 8-K.

The Registrant has engaged PKF, Certified Public Accountants, A Professional Corporation ("PKF") as its new independent accountant on March 19, 2004. Prior to March 19, 2004, the Registrant had not consulted with PKF regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advice was provided to the Registrant by PKF concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.


ITEM 8A.  CONTROLS AND PROCEDURES.

Within 90 days of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any significant actions regarding any deficiencies. We intend to review our controls and procedures regularly with our management and Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors
----------------------

The names and ages of all directors and executive officers of the Company along with their respective positions, term of office as a director, is as follows:

Name                   Age    Positions Held                  Director Since
--------------------   ----   -----------------------------   --------------

Donald Riesterer        37    Chairman of the Board of        Dec. 31, 1999
                              Directors

James B. Kylstad        52    Chief Executive                 March 1, 2001
                              Officer and Director

Bruce Clausen           41    Vice President, Director
                              and President of Discover
                              Mortgage                        May 13, 2002

Mike Peterson           37    Chief Financial Officer         May 13, 2003


Each of the above individuals will serve as a director until the next annual meeting of the shareholders or until a successor is elected and shall qualify. Executive officers serve at the discretion of the Board of Directors.


Biographical Information for Officers and Directors
---------------------------------------------------

DONALD L. RIESTERER, is the Chairman of the Board of Directors, and founder of the Company. He is also the President, and principal owner of Northwest Investment Trust, Inc. Mr Riesterer has served as Vice-President/Sales and Marketing for Display Carousels Inc. from 1993 through 1996, a marketing firm, and as district manager of a financial service firm, Primerica Financial Service where he was employed from 1991 to 1993. He is a licensed real estate agent, a life/health insurance agent, and a loan originator in several states.

JAMES B. KYLSTAD, became a director and CEO of the Company on February 1, 2001. Mr. Kylstad served as Chief Operating Officer and Director of the Bank of Southern California from 1981-1983. From 1983 through July of 1994 he was the Executive Vice President and Director of TCS Enterprises, Inc., a public company which was active in real estate services and mortgage banking. In July of 1994 he became the Chairman and CEO of American Home Capital Corporation, the successor to TCS Enterprises and held these positions until January 2001. He has been a licensed California Real Estate Broker for over 20 years and has service on numerous boards and committees.

BRUCE CLAUSEN, is a director and Vice President of the Company, and President of Discover Mortgage, a subsidiary of the company, since 1995. From 1993 to 1995 he was the Vice-President of Mercantile Mortgage Company of Minneapolis, which packaged mortgage loans to be sold in bulk to investors; and from 1987 to 1993 he was Branch Manager of ITT Finance, a consumer loan company.

MIKE PETERSON, has been the CFO since May 2003. For the three years prior to joining the Company he was an auditor with Berc & Fox, a CPA firm. He obtained his Bachelor of Science in Accounting from the University of Minnesota in 1999.

Audit Committee Financial Expert
--------------------------------

We do not have an audit committee. The SEC rules provide that audit committee financial experts do not have any additional duties, obligations or liabilities and are not considered experts for purposes of the Securities Act of 1933.


Code of Ethics
--------------

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 8301 Creekside, Unit 101, Bloomington, Minnesota 55437.


Compliance with Section 16(a) of the Act
----------------------------------------

To the best of the Company's knowledge and belief, none of its directors, officers or principal shareholders failed to file any reports or forms required under the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information paid by the Company to management for the fiscal years ended December 31, 2003, 2002 and 2001.

                                   SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------
                                                              Long Term Compensation
                           ------------------------------- ---------------------------
                                 Annual Compensation            Awards & Options
                           ------------------------------- ---------------------------

                                          Annual        Other      Restricted    Securities
 Name and Principal                      Salary &     Compensa-      Stock       Underlying
 Position                     Year     Commissions     tion (1)      Awards     Options/SAR's
 -------------------------------------------------------------------------------------------------
 Donald Riesterer              2003     $ 150,000    $ 23,696        -0-        1,100,000(4)
 Chairman                      2002     $ 150,000    $ 28,344        -0-            -0-
 & Director                    2001     $ 127,604    $  7,440        -0-            -0-

 James B. Kylstad(*)           2003     $ 100,000    $ 17,393    750,000(2)     1,000,000(4)
 Chief Executive               2002     $ 100,000    $  7,828    750,000(2)         -0-
 Officer & Director            2001     $  50,000    $  4,000        -0-          750,000(3)

 Bruce Clausen                 2003     $ 156,378    $ 25,200        -0-          100,000(4)
 Vice President &              2002     $ 118,185    $ 25,200        -0-            -0-
 Director; President           2001         -0-         -0-          -0-            -0-
 Of Discover Mortgage
 Subsidiary

 Mike Peterson (**)            2003     $ 27,774      $  3,966        -0-           -0-
 Chief Financial               2002        -0-          -0-          -0-            -0-
 Officer                       2001        -0-          -0-          -0-            -0-

------------------------------------------------------------------------------------------------

(*) James B. Kylstad was the acting Chief Financial Officer from March to May 2003.
(**) Mike Peterson commenced employment with the Company in June 2003, as Chief Financial Officer.

1) Included payments of automobile, cell phone and health insurance expenses.
2) These shares were valued at $0.10 per share, which was above the market value of such common shares on the date of the stock award.
3) Granted under the Company's Incentive Stock Option Plan, adopted in July 2000, whereby options vest over a 3 year period, and are exercisable at $0.50 per share and expire 10 years from the date of the grant.
4) Granted under the Company's Incentive Stock Option Plan adopted in July 2000, whereby options vest upon grant, and are exercisable at $0.20 per share and expire 10 years from the date of the grant.

During 2003 our Chairman and CEO were granted options to purchase 1,100,000 and 1,000,000 shares of our restricted common stock. These options vested upon grant and expire 10 years from the date of grant. There were no exercises of any outstanding stock options of the Company by any officers or directors of the Company during such 2003 fiscal year. The following table contains certain information on option values held by the named executive officers at the end of fiscal year 2003:


                                                       Value of the
                             Number of Securities      Unexercised
                             Underlying Unexercised    In-The-Money
                             Options/SARs at           Options/SARs at
                             FY-End ($)                FY-End ($)
                             Exercisable/              Exercisable/
                             Unexercisable             Unexercisable
                             ---------------------------------------

Don Riesterer                1,850,000/0                $ 0/$0
James Kylstad                1,750,000/0                $ 0/$0


Compensation of Directors
-------------------------

No director of the Company was compensated in 2002 for services rendered in his or her role as a director. In January 2003 the Company adopted a compensation policy for its directors providing for them to each receive 1,000 restricted common shares of the company for each director's meeting attended by them. The Company did not begin the granting of these shares in 2003.


Recent Stock Options
--------------------

In June 2003 the Company granted stock options to the management personnel for the purchase of an aggregate of 3,600,000 common shares exercisable at $.20 per share anytime during their 10-year term, all of which were fully vested upon their date of grant. Of these stock options, Donald Riesterer received 1,100,000, James Kylstad received 1,000,000, and Bruce Clausen received 100,000. The remaining 1,400,000 stock options were granted to various employees and consultants of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 15, 2004 the beneficial ownership of Common Stock by each person who is known by the company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each director, each executive officer and all officers and directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

             Name of                           Amount of         Percent
         Beneficial Owner (1)               Beneficial Owner    of Class
         -------------                      ----------------    ---------
         Donald Riesterer (2)                   12,393,386       18.9%
         James Kylstad (3)                       5,800,000        8.8%
         Bruce Clausen (4)                       7,229,190       11.3%
         Mike Peterson                             150,000        0.2%
                                                ----------      -------
         All directors and officers
         as a group of four persons.            25,572,576      37.28%
                                                ----------      -------

(1) The address of each person in the above table is 8301 Creekside Circle, #101 Bloomington, MN 55437.
(2) Includes 345,486 shares owned by Northwest Investment Trust which is controlled by Mr. Riesterer and 1,850,000 stock options which are exercisable.
(3)      Includes 1,750,000 shares vested under stock options.
(4)      Includes 100,000 shares vested under a stock option.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Donald Riesterer, Chairman of the Company owns two properties currently being rented to the Company, the Sebeka call center at $500 per month on a month-to-month basis and the offices of WHY USA Financial Group and WHY USA North America for a combined rental of $4,500 per month.

In June 2002 the Company satisfied certain note and accounts payable owed to a third party and assumed by its Chairman, Donald Riesterer, in the total amount of $258,864 by issuing him 2,428,250 shares of restricted common stock of the company based on a value of $.10 per share, and one WHY USA real estate franchise for a Wyoming location value at $16,000.

In January 2003 the Company acquired a Minneapolis office building of 11,000 square feet from an entity owned by its Chairman, Donald Riesterer, to be used as the main headquarters of its Minnesota based mortgage brokerage business. Since 1999, the Company's mortgage lending operations, except for Discover, has been conducted from part of this facility under a lease with Mr. Riesterer. During 2003 the Company moved its main office for Discover to this building. The Company paid $925,000 to Mr. Riesterer for this building, including $650,000 which was applied against an existing contract for debt and 1,000,000 shares of its restricted stock valued at $.275 per share (substantially in excess of the market value of the common stock at the time of the acquisition). This purchase was financed through a 7.5% mortgage from a local commercial bank requiring payments of $6,067 monthly. The bank required the personal guarantee of the president of Discover Mortgage Company and the Chairman of the Board and has valued these guarantees at $27,500 which are being amortized over the five year life of the loan. The Company has derived a substantial savings from this transaction since Discover was previously paying over $8,000 monthly rent, other mortgage lending operations of the Company previously paid $2,000 monthly to rent part of the building, and the Company is receiving approximately $2,000 monthly in rental payments from third parties leasing spaces in this building.

The land and building has been recorded in the financial statements at $417,000 which represents the Chairman's cost basis in accordance with SEC Regulation S-X, which requires that assets purchase from a stockholder for an amount in excess of the stockholder's historical cost basis be recorded at the stockholder's historical cost basis.

In December 2003 the Company acquired two commercial office buildings in Woodbury, Minnesota from a related entity owned by its Chairman, Donald Riesterer. These buildings are located on 3 acres and each building has approximately 8,800 square feet of rentable space. The Company acquired this property for $2,000,000 by assumption of notes payable for $415,075 and $462,246, issuance of new notes for $500,000 and $150,000 to replace existing previous debts of the related party, the issuance of 2,189,650 shares of restricted common stock to Mr. Riesterer, and the payment of costs associated with the transaction. The buildings are currently 97% leased to third party tenants.

The land and building has been recorded in the financial statements at $1,081,466 which represents the Chairman's cost basis in accordance with SEC Regulation S-X, which requires that assets purchased from a stockholder for an amount in excess of the stockholder's historical cost basis be recorded at the stockholder's historical cost basis.

In December 2003, the Company acquired 100% of the outstanding membership interest in TCS Acquisition, LLC, a California limited liability company which owns 100% of TCS Mortgage, Inc. At the time of acquisition, director and CEO, James B. Kylstad held approximately a 16% ownership interest in TCS Acquisition, LLC.



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
                       Northwest Investment Trust and the Company
                       Re: Alliance West
    10.6             Franchise Purchase Agreement, dated March 31, 2001 (4)
    31.1             Certification of Chief Executive Officer pursuant
                       to Section 302 of the Sarbanes-Oxley Act of 2002  filed herewith
    32.1             Certification of Chief Financial Officer pursuant
                       to Section 302 of the Sarbanes-Oxley Act of 2002  filed herewith
                       Certifications of Chief Executive Officer and
                       Chief Financial Officer pursuant to 18 U.S.C.
                       ss.1350, as adopted pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002                 filed herewith

(1) Filed with the Company's initial Filing on Form 10-SB on May 10, 2000.
(2) Filed with the Company's Form 10-SB/A No. 1 on August 28, 2000.
(3) Filed with the Company's Report on 8-K dated February 21, 2002.
(4) Filed with the Company's Annual Report on 10-KSB on April 16, 2001.

(b) Reports on Form 8-K

We have filed five reports on Form 8-K since fiscal year ended December 31, 2002. These reports, dated (May 2, 2003, May 23, 2003, December 15, 2003, January 15, 2004 (subsequently amended on March 5, 2004) and March 24, 2004, and disclosed the following information respectively:

1. Certifications filed by the registrant as an addendum to its annual report on Form 10-KSB for the fiscal year ended December 31, 2002;

2. Effective May 13, 2003, WHY USA Financial Group, Inc. entered into a conditional business combination agreement with Home Services International Inc., a Nevada corporation. This agreement provided for a stock exchange which required the shareholders of WHY USA Financial Group, Inc. to exchange all of their common stock for preferred shares of Home Services International Inc., on the basis of one preferred share in Home Services International Inc., for each 39 common shares of WHY USA Financial Group Inc. This conditional combination agreement was never completed and all such agreements have now expired;

3. Certifications by the registrant as an addendum to its quarterly report on Form 10-QSB for the quarter ended September 30, 2003;

4. Acquisition or disposition of assets and Financial statements and exhibits, being The acquisitions of 100% of the capital stock, otherwise known as membership interests, of TCS Acquisition LLC
         (TCS);and

5.       Changes in registrant's certifying accountant.


Item 14. Principal accountant fees and services

Our board of directors has selected PKF, Certified Public Accountants, A Professional Corporation ("PKF") as independent accountants to audit our books, records and accounts for the fiscal year 2003. PKF was engaged March 19, 2004 as described in our Form 8K filed March 24, 2004. Accordingly no fees were paid to PKF for audit or any other professional services during 2003.


Pre-Approval Policies and Procedures
------------------------------------

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves both the type of services to be provided by PKF and the estimated fees related to these services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:  May 14, 2004                WHY USA FINANCIAL GROUP, INC.


                                        By:      /s/ Donald Riesterer
                                                 --------------------------
                                                 Donald Riesterer, Chairman


                                        And:     /s/ James B. Kylstad
                                                 --------------------------
                                                 James B. Kylstad, CEO


                                        And:     /s/ Bruce Clausen
                                                 --------------------------
                                                 Bruce Clausen, Vice President


                                        And:      /s/ Mike Peterson
                                                 --------------------------
                                                 Mike Peterson, CFO


Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Date: May 14, 2004             By:    /s/ Donald Riesterer
                                            -----------------------
                                            Donald Riesterer
                                            Chairman of the Board and Director


      Date: May 14, 2004             And:   /s/ James B. Kylstad
                                            -----------------------
                                            James B. Kylstad
                                            Chief Executive Officer and Director


      Date: May 14, 2004             And:   /s/ Bruce Clausen
                                            -----------------------
                                            Vice President and Director


      Date: May 14, 2004             And:   /s/ Mike Peterson
                                            -----------------------
                                            Mike Peterson
                                            Chief Financial Officer