Form 10KSB
period 2007-12-31
WHY USA FINANCIAL GROUP INC
filed 2008-05-06
CIK 1113450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-30601

WHY USA FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0390603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 S. Wayzata Boulevard, Suite 100, Minneapolis, MN (Address of principal executive offices)	55405 (Zip Code)

Registrant’s telephone number, including area code:

(612) 767-5037

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class

Common Stock, $0.001 par value

Check whether this issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No   ☒

State the issuer's revenues for its most recent fiscal year: $2,363,929.

State the aggregate market value of the voting stock held by non-affiliates (officers and directors are deemed affiliates) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of March 31, 2008 the aggregate market value was $1,895,727.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of March 31, 2008 the Company had issued and outstanding 108,992,160 shares of common stock.

Documents incorporated by reference and parts of Form 10-KSB into which incorporated: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INCORPORATION BY REFERENCE
 None

WHY USA FINANCIAL GROUP, INC.
Annual Report on Form 10-KSB
for the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-KSB about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-KSB. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-KSB. Among the key factors that have an impact on our results of operations are:

•	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Form 10-KSB;
•	the integration of acquired businesses into our operations;
•	general economic and business conditions;
•	industry trends;
•	our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;
•	our funding requirements; and
•	availability, terms and deployment of capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Annual Report on Form 10-KSB, unless the context requires otherwise, “WHY USA,” “Company,” “we,” “our,” and “us” means WHY USA Financial Group, Inc. and its subsidiaries.

PART I

ITEM 1. Business

WHY USA Financial Group, Inc. (the Company), is a Nevada corporation. Prior to acquiring our real estate franchise subsidiary and our Minneapolis mortgage brokerage business in December 1999, the Company was an inactive public company under the name Triam Ltd., Inc. with no assets, which had not been engaged in active operations for many years.  Our principal offices are located in Minneapolis, Minnesota. Our website is http://www.whyusa.com. This Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K and any amendments thereto are made available without charge on our website.

The following lists the name of the entity, state of incorporation, and/or date of formation and acquisition of our wholly-owned subsidiaries as well as parent company: WHY USA Financial Group, Inc., was incorporated as a Utah corporation in 1980 and reorganized as a Nevada corporation in 1983, Northwest Financial Ltd. (Northwest), acquired in 1999, incorporated as a Minnesota corporation, WHY USA North America, Inc. (NA) acquired in 1999, incorporated as a Wisconsin corporation, and TCS Mortgage, Inc. and its wholly-owned subsidiaries (TCS). TCS includes the parent company, TCS Mortgage, Inc. (acquired in 2003 by WHY USA Financial Group, Inc. and incorporated as a California corporation), TCS Realty, Inc. (Realty) formed in 2004 as a California corporation, and Discover Mortgage Corporation (Discover) acquired through a capital contribution from WHY USA Financial Group, Inc. and incorporated as a Minnesota corporation.

The Company through its subsidiary TCS is a mortgage broker and prior to December 31, 2006 TCS was a mortgage banker with its own line of credit; the Company through Realty is a full service realtor operating in the Southern California market; the Company through Discover provides mortgage broker services in the state of Minnesota; and the Company through its subsidiary NA provides franchised real estate operations to franchisees located in 14 states, these services center around the WHY USA – “America’s Real Estate Alternative®” - $990 program.

Financial Information - Segments and Geographic Areas

We focus our business on two principal business segments, Real Estate Franchise (REF) and Mortgage Brokerage (MB). Financial information regarding these segments is included within the notes to our consolidated financial statements included in this Annual Report of Form 10-KSB, which begin on page 46.

The Company has limited geographic concentrations within its business segments. Our REF business segment currently operates in several Midwestern states, with offices elsewhere in the continental United States. Our MB business segment currently operates in Southern California, Nevada, Minnesota and Wisconsin.

Description of Our Business

Overview

WHY USA Financial Group, Inc. (the Company), a Nevada corporation, is engaged in the business of providing real estate and mortgage financial services primarily for transactions involving the sale, purchase or financing of residential properties. Our business is primarily conducted through three wholly-owned subsidiaries: Discover Mortgage Corporation and TCS Mortgage, Inc. both operate in the mortgage brokerage and mortgage banking business; and WHY USA North America Inc., which operates in the real estate franchise business. Our primary mission is to develop and provide professional residential real estate and mortgage brokerage services and support, both to our network of franchise real estate brokers and their customers and to new home, resale home and refinancing mortgage borrowers dealing directly with our mortgage lending offices.

The Company was incorporated in Utah in 1980 and in 1983 was duly reorganized as a Nevada corporation. Prior to acquiring our real estate franchise subsidiary and our initial mortgage business in December 1999, the Company was an inactive public company under a former name with no assets, which had not been engaged in active operations for many years.

The Company acquired both its real estate business, WHY USA North America, Inc. and its initial mortgage business, Northwest Financial Ltd., through a reorganization and merger which occurred in 1999. Incident to this merger, the former shareholders of these two companies acquired a majority interest in the outstanding common stock of the Company. This was a reverse merger for financial statement and operational purposes, and WHY USA North America, Inc and Northwest Financial Ltd. became wholly-owned subsidiaries. Northwest Financial Ltd. transferred 100% of its operations to Discover Mortgage Corporation during 2002.

Acquisition Strategy and Transactions

Since our reorganization in 1999, a principal element of our business strategy has been to expand our business through acquisitions of established operations in our industry. The primary goal of our acquisition strategy is to establish a national presence in our industry over the coming years, which we believe will provide economies of scale in our operations due to an increase in our revenue base through acquisition. Moreover, we believe more favorable terms will be achieved from financial institutions that provide mortgage funding as our lending transactions will increase through size.

During the years 2001 through 2003, we conducted a number of transactions including:

i)	the acquisition of three Arizona mortgage lending companies;
ii)	the acquisition of a sizeable Minneapolis based mortgage broker; and
iii)	the acquisition of a sizeable San Diego based mortgage banker/broker.

Target Markets

We divide our target customer base into principally two categories:

•	Mortgagers; and
•	Real estate buyers and sellers.

While we do not believe that any single customer or small group of customers is material to our business as a whole or to either of our product segments (described below), more than 50% of our customers in our target markets are located in the Southern California region of the United States.

Our Service Offerings

The Company’s principal service offerings are outlined below.

WHY USA Real Estate Franchise Program

Through our WHY USA franchise system we offer independent real estate brokers and agents a unique proprietary real estate management and marketing program. Our WHY USA national franchise system, which is registered in 41 states, was developed in the 1980's by an Arizona company. Its operations were moved to Wisconsin in the 1990's and we acquired this franchise program in 1999.  This business is owned and operated under a wholly owned subsidiary, WHY USA North America, Inc. a Wisconsin corporation. Our WHY USA franchise operations are headquartered in Minneapolis.

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

The initial franchise fee for a WHY USA real estate office is $9,990 for a designated territory. Franchisees also pay ongoing transaction fees of $100 per transaction or 6% of commission revenues; which ever is the lower of, providing they must pay at least a monthly minimum of $400. Transactions are defined as any closing or rental as a listing or selling agent, any referral or advance fees received from a client, and any consulting, assistance or materials purchase fees related to leasing or selling a property. The estimated initial investment to commence business as a WHY USA franchisee is approximately $50,000 including the initial franchise fee. We provide substantial initial and ongoing support to our franchisees including, assistance with locating an office, provision of a confidential comprehensive Operations Manual, a training seminar for new franchisees, training and promotional videos and brochures, sample marketing materials, continuing advisory assistance regarding operations, supplemental marketing and advertising materials, and advice regarding Internet access capabilities and procedures.

The basic WHY USA method for listing real property offers the selling owner an alternative, whereby they can sell their home with full service from their WHY USA broker for a fee of just $990. Sell the property to a friend, relative or acquaintance without paying commissions in excess of $990.  This proprietary system is designed to create listing opportunities for our franchise brokers as well as offer the listing seller a true alternative to the traditional real estate commission structure.

We currently have 38 WHY USA franchise owners, with WHY USA offices in 14 states.  A majority of these offices are located in Minnesota and several nearby Midwestern states, with the rest spread across the country. We currently do not have a material presence in Eastern and Southern states, although our future marketing plan includes directing substantial efforts toward expansion. We estimate that our current franchisees include more than 350 licensed real estate agents who in the aggregate generate between 250 and 275 monthly real estate transactions.

Mortgage Brokerage Services - Overview

We acquired TCS Mortgage, Inc., as a wholly owned subsidiary, in December 2003.  In 2004 we contributed another wholly owned subsidiary, Discover Mortgage, under the TCS umbrella.  TCS is a full service mortgage broker, specializing in residential mortgage finance.  TCS was formed in January 1984, and has established a reputation for providing fair and equitable home loans to its clients and a high quality volume of mortgage product for its correspondent lenders.  TCS has grown since its inception, averaging revenues of more than $4.3 million over the past five years.  Over the past twenty-five years, TCS has originated more than 7,000 mortgage transactions, in excess of $3.0 billion in funded loan volume.

While TCS specializes in loans that meet Freddie Mac or Fannie Mae underwriting criteria, it also provides Federal Housing Administration, Veteran’s Administration, non-conforming mortgage product, and home equity products for individuals across a wide range of incomes and credit risks. TCS has established relationships with many correspondents and wholesale lenders across the United States, and has the ability to conduct operations in California, Nevada, Minnesota, and Wisconsin, with fully staffed offices in San Diego, Las Vegas, and Minneapolis, as well as satellite origination offices.

In this highly competitive marketplace, TCS’s growth and success reflects a number of essential factors: a skilled and professional client-oriented sales team, an effective lending criterion with dependable high quality mortgage product, repeat business from a large client base, as well as their referrals. With a broad spectrum of products to offer its clients, TCS has been able to develop solid relationships with homebuyers, realtors, homebuilders, financial planners, accountants, and insurance agents; all of which provide TCS with loan applicants.

As an established mortgage broker, our objective is to continue to build a nationwide broker infrastructure to further its mortgage business distribution channel. TCS continues to focus on borrowers who meet conforming underwriting guidelines. Our business principles are focused on originating loans based upon the borrower’s credit worthiness and ability to repay the loan, as well as the adequacy of the real estate collateral, while providing a high degree of service to our clients. We believe that this business approach will continue to contribute to our growth.

TCS’s focus is to continue to generate organic growth within its existing markets of; California, Nevada, Minnesota, and Wisconsin, where TCS is currently licensed, through the recruitment of additional professional mortgage personnel. In addition, we may seek expansion through acquisitions, mergers, or strategic alliances in other market areas as the opportunity may arise. The Company, nor TCS, has identified any merger or acquisition targets at this time. States where property appreciation is constant or shows signs of growth will be targeted.

Market Overview

The residential mortgage industry has grown significantly over the past 10 years, with loan originations totaling over $2.8 trillion in 2004. The Mortgage Bankers Association reported total originations in 2006 of $2.50 trillion and estimates $2.28 trillion for 2007, $2.23 trillion for 2008 and $2.14 trillion in 2009.

Large banks and mortgage lenders like Wells Fargo, Bank of America/Countrywide, and Washington Mutual fund the majority of mortgage loans originated. Currently TCS delivers loan product to many industry leaders such as these, under agreements and contractual relationships. However, the industry is in a state of flux and TCS must continue to obtain and retain these relationships in a difficult environment.

One of the primary factors of recent growth in the mortgage industry was the impact of sub-prime and Alt-A lenders. The majority of sub-prime loans are Adjustable Rate Mortgages (ARMs). Unlike a traditional Fixed Rate Mortgage, where the interest and monthly payments remain fixed for the term of the loan, with an ARM, the interest rate is fixed only for a specific term, after which it will periodically (annually or monthly) adjust up or down as a function of some market index. Inasmuch as an ARM transfers part of the interest rate risk from the lender to the borrower, less “qualified” borrowers are more easily able to secure loans. Generally not long-term instruments, ARMs essentially serve as a “bridge” loan for individuals to purchase a home, establish or improve their credit and then secure a traditional mortgage at a more attractive rate. These loans are then pooled into mortgage backed securities; credit enhanced, rated, and then sold as financial instruments to a wide range of investors. This portion of the market is currently in a state of contraction.

Recently many lenders that specialized in this type of sub-prime product have gone out of business. Many of these loan products have been discontinued due to the current credit crunch and this has had a negative effect on the industry as a whole. The current trend is towards fixed rate, “A” paper product, which requires greater documentation and “equity” in the property from the borrower. Currently there are a number of governmental proposals that would further restrict and regulate the Mortgage Industry. Also, there are a number of proposals that would in fact assist the borrowers and provide additional product such as new FHA guidelines, further capacity at Freddie Mac and Fannie Mae, and new capacity at the rating agencies.

TCS generated more than 360 mortgages and fee income of $2.0 million in 2007. This is largely attributable to the diversification of mortgage products, a professional sales force, excellent lender relationships, and strong attention to customer service.  While many of our competitors have exited the market place we have maintained our staff and facilities and are actively recruiting highly skilled talent that is available in the market place.

Current Business Model – Mortgage Broker

Today, TCS operates strictly as a mortgage broker, securing loans on behalf of its correspondent and wholesale lenders. The primary function of TCS is to originate mortgage loans and broker those loans to approved lenders. We offer conventional, FHA, VA, conforming and non-conforming mortgage products for individuals across a wide range of incomes and credit risks. We do not make underwriting decisions; underwriting decisions are ultimately the decision of the funding lenders.

TCS maintains stringent guidelines with regard to the mortgages it originates. All candidates, whether identified through direct solicitation by the sales team or an individual contacting the company through the website, are required to provide a completed residential loan application, W-2's and/or tax returns for the previous two (2) years, and recent bank, stock and retirement account statements. Applicants may be required to provide additional documents or verifications based upon their particular history – i.e., have they ever filed for bankruptcy.

With every completed application package, TCS’s primary objective is to ensure that the borrower has the capacity to carry the anticipated payment schedule. For each of its loan products, TCS has specific qualification parameters, as designated by each lender, and it will review the applicant’s credit history, asset portfolio, employment history, and property values. Each situation is unique and evaluated on a case by case basis, with the resulting loan specifically for that individual.

Competition

The major competition for TCS comes from the following, but is not limited to; large national lending institutions, local banks, credit unions, mortgage bankers, and other privately owned mortgage companies which provide a variety of products. There is substantial competition on both the national and local level and TCS originates only a small portion of all loans originated in the areas in which it is licensed.

TCS is licensed with HUD as a Supervised Loan Correspondent. As such, we compete with all HUD approved lenders in the areas we originate mortgage loans. TCS is required to maintain a minimum adjusted net worth of $113,000 ($63,000 for the main office plus $25,000 for each of its two HUD branch offices). Maintaining a license with HUD allows TCS to originate FHA loans that it would not otherwise be able to originate. Approximately five percent of our business is currently derived from HUD/FHA loans; we expect this percentage to grow dramatically with the improvements suggested by the government-controlled agency. It has become difficult for smaller competitors to maintain these requirements.

Origination Policies & Procedures

Originations

All origination activities are conducted in accordance with the Real Estate Settlement Procedures Act (RESPA), Federal and State laws. TCS operates as a loan broker and as a Supervised Correspondent Lender for FHA and VA loans. TCS offers/places the following products:

•	Conventional loans – these loans typically offer the client the best products as related to rate and term.
•	FHA loans – these loans offer flexible underwriting guidelines for borrowers that do not qualify for conventional loans. Rates and terms are comparable to the conventional market.
•	VA loans – these loans offer flexible underwriting guidelines to veteran borrowers. Rates and terms are comparable to the conventional market.
•	Non-Conforming loans – these loans offer flexible underwriting criteria at a higher cost to the borrower. The higher cost is typically in the form of interest rate and fees.

The loan originator will send disclosure documents to the borrower within three (3) days of origination regardless of the type of loan or product selected. Due to automation, the hand written loan application is seldom used. If the transaction is a purchase, as opposed to a refinance, the originator will send the HUD GUIDE, Buying Your Home to the borrower.

Files are maintained in an orderly fashion. The stacking of each loan file corresponds to the stacking order for that particular loan product. All closed loans must have: (i) a copy of the funding check to TCS; and (ii) a copy of the signed Settlement Statement as the top two documents in the stack. All denied or terminated loans must have a copy of the Statement of Credit Denial, Termination or Change as the top document.

Quality Control

Conventional loans are completely underwritten by the wholesale lender. TCS may use Automated Underwriting through Freddie Mac LP or Fannie Mae DU. The correspondent lender, with which TCS works, underwrites all FHA loans. Automated Underwriting is utilized in the majority of cases but is not always necessary for loan approval.

After a loan officer has received approval from the Automated Underwriting the validation process begins. The loan officer or processor is responsible for validating all conditions per automated underwriting. Subsequently, the borrower’s file is validated again by the wholesale lender before it is approved.

The following quality control policies are in accordance with the loan origination checklist submitted with our original application for FHA approval.

•	Loan files are inspected monthly on a random basis by the Vice-President to insure compliance with HUD/FHA requirements. FHA files are labeled in order to distinguish them from the other files.
•	Loan Originators are notified of file deficiencies and given guidance on how to correct. Continued deficiencies will result in that loan originator loosing the right to originate FHA loans.
•	TCS utilizes Pipeline Solutions automated origination and processing software. This software is updated regularly to reflect any changes in FHA underwriting criteria.
•	The Senior Vice-President regularly monitors the FHA connection for any new mortgage letters that apply to TCS’s origination activities. Loan originators are notified by e-mail or memo of any changes.

•
TCS does not oversee or sponsor any correspondent lenders. TCS does not close in our name or service FHA loans. Branch offices of TCS are required to send their FHA files to the main office after closing for auditing.

•	VA loans are handled in the same manner as FHA loan files.
•	Non-Conforming loans are handled in the same manner as Conventional loans.

As noted earlier, TCS does not make the underwriting decision on any loan file. There are cases when a wholesale lender may miss an item and approve the loan for closing. These items are reflected as “Post Closing Issues.” Any post closing issues are first reviewed by the President or Senior Vice-President and then delegated to the appropriate loan originator. Post closing items are top priority and must be resolved immediately. The loan originator must provide evidence of resolving the problem to the President or Senior Vice-President.

Loan Denials & Terminations

Loan denials are handled the same regardless of the loan product type. The loan originator must complete the form titled, “Statement of Credit Denial, Termination or Change.” This is typically done within thirty (30) days of application.

Loans are considered denied or terminated when the following conditions are present: (i) the borrower does not meet the underwriting criteria of any of the wholesale lenders; or (ii) the borrower does not accept the loan product offered and withdraws their application. If one of these two conditions is present the loan originator must complete the “Statement of Credit Denial, Termination or Change” and mail it to the borrower. A copy of the aforementioned statement will be maintained in the file of the applicant. If the borrower provided any original documentation, it must be returned at the time the Statement of Credit Denial, Termination or Change is mailed to the borrower. Additionally, if an appraisal was completed and paid for by the borrower, a copy of the appraisal will be mailed to the borrower.

Because TCS has the ability to offer more flexible loan products many borrowers encourage loan originators to seek other loan products if the one originally desired is not obtainable. If the client desires the loan originator to seek alternative loan products, the “Statement of Credit Denial, Termination or Change” is not provided because the client’s file is still active and open.

Technology

TCS utilizes an internet-based infrastructure and sophisticated software interface to enhance its business and improve productivity. TCS’s website, www.tcsmortgage.com is extremely functional and intuitive. This combination enables mortgage candidates to manage their entire application online. They are able to fill out the required forms, submit paperwork and chart the status of their application. The site also provides visitors with a number of information resources, calculators and other valuable links to support the home-owner.

TCS maintains processing centers in San Diego and Minneapolis, where it manages continuity and quality control. The loan process is completely automated and interfaces with the majority of wholesale lenders and third party service providers. TCS utilizes third party services for certain aspects of its operation, including document preparation, file generation and automated loan review. The outsourcing and automation of these operating functions accelerates the entire process in addition to reducing TCS’s overhead.

Sales

TCS obtains its customers in a number of ways, including: solicitations by its sales force, inquiry from the potential borrowers, repeat business, and referrals. Once that initial contact has been made, each candidate is assigned to a representative. In the end, TCS’s success is a direct result of its sales team and their ability to establish and maintain relationships with customers. Our dedication to customer satisfaction has been a major factor in our ability to maintain these relationships and develop a substantial amount of repeat and referral business.

TCS attracts and retains talented individuals by providing a competitive compensation and benefit package. Loan originators are compensated on a commission basis, dependent upon their experience and performance. Because TCS compensates its sales team at or above industry standards, retention has not been an issue.

Marketing

TCS relies primarily upon its professional sales force, and referrals to market its array of mortgage products and services. In addition we have been active in the new home marketing programs through a number of homebuilders.

Internet

TCS utilizes the Internet and email databases for promotional activities. Our primary means of promoting the website is the registration with a number of search engines, insuring that web users are directed to the site when they search for information regarding mortgages. Our web address is featured on all printed materials, including stationary and marketing pieces.

Advertising

TCS is considering the use of professional direct marketing infomercials on television as well as through the use of the Internet. In addition we believe that the use of these infomercials will enable us to cross sell our services through to our franchise network. Currently we use very little traditional advertising activities.

Planned Expansion of TCS

As a well established broker with a solid infrastructure and working operations, TCS is well-positioned to expand its operations and increase revenues. TCS anticipates strong organic growth through the recruitment of professional mortgage originators as well as consolidation of small and mid-sized mortgage brokerages that are in local proximity to its current branch offices.

Expansion - New Geographic Markets

While management continues to organically grow its customer base in its existing markets, we intend on expanding our market, eventually with a national presence. For the short term we will penetrate markets where proximity dictates, facilitating our efforts and minimizing the need for additional infrastructure and working capital.

Increase Service Offerings

Additional loan programs and service offerings will be developed or sought out as the opportunity develops and demand warrants. This growth will be generated both organically and through acquisition or strategic alliance. It is anticipated that TCS will serve as the center for these operations, with acquired companies and joint ventures operating under the umbrella of the parent company.

Marketing and Sales – Combined

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

Our loan officers rely principally on personal sales, leads, email, and referrals developed by them personally or through our web sites to market our mortgage lending services. Incidental to our mortgage origination business in Minnesota, we had an experienced telemarketing center located in Sebeka, Minnesota, which developed leads to target customers seeking initial mortgage loans or refinancing. This telemarketing center was closed to consolidate costs and comply with “do not call” lists and regulations. The Company may in the future re-establish a telemarketing center in order to expand upon its lead generation capabilities as well as to supplement possible infomercial and other media generated exposure.

Employees

As of March 31, 2008, we employ 44 people and retain the services of 5 independent contractors. Full time employees number 35 for the Company. We currently have 5 executives that manage or oversee our subsidiaries and their operations. None of our employees belong to a labor union. We consider our employee relations to be good.

Our success will depend in large part upon our ability to attract and retain employees. In addition, pursuant to our growth initiatives we expect to employ a number of temporary and contract employees. We face competition in this regard from other companies, industries as well as market conditions.

ITEM 1A. Risk Factors

Certain statements under the headings “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere in this report constitute “forward-looking statements” within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission.

THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. Such forward-looking statements are based on management's beliefs and assumptions regarding information that is currently available, and are made pursuant to the “safe harbor” provisions of the federal securities laws. These forward-looking statements are subject to certain risks and uncertainties. The Company's actual performance and results could differ materially from those expressed in the forward-looking statements due to risks and uncertainties that could materially impact the Company in an adverse fashion and are only predictions of future results, and there can be no assurance that the Company's actual results will not materially differ from those anticipated in these forward-looking statements. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “may,” “future,” and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company has no obligation to publicly update or revise any of the forward-looking statements to reflect events or circumstances that may arise after the date hereof.

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to obtain capital, which is critical to its future existence, and if able to obtain capital it can do so on terms that are advantageous or desirable to current shareholders and/or stakeholders of the Company, the Company's ability to successfully advertise or market its service offerings to a degree necessary for it to drive revenue to a level necessary to reach profitability, the Company's ability to develop and introduce new service offerings; the uncertainty of market acceptance of the Company's service offerings and their market penetration; the uncertainties related to the Company's real estate franchise programs; the Company's future reliance on collaborative partners; the Company's future revenues, marketing experience and dependence on other parties; the risks associated with obtaining governmental approval and oversight of the Company's service offerings; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of proprietary information protection and the Company's reliance on such proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-KSB, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in “Risk Factors,” “Business,” and elsewhere in this report.

Limited operating history

We have a limited operating history upon which an investor can evaluate our potential for future success. We have generated an accumulated deficit of approximately $11.3 million through December 31, 2007. Although our acquired subsidiaries have had profitable years, upon acquisition their business prospects became subject to market conditions that severely limited their profitability. As a result, there is limited historical financial data upon which an investor can make an evaluation of our performance or make a decision regarding an investment in shares of the Company’s common stock.

Problems, expenses, delays, risks inherent in mortgage industry/real estate enterprises

●	limited capital;
●	delays by third party providers;
●	possible cost overruns due to delay in the execution of services;
●	unforeseen difficulties in the Company's franchise business;
●	risks associated with obtaining governmental approval or failing to comply with governmental regulation with respect to the Company's business;
●	uncertain market acceptance; and
●	the absence of profitable operating history.

Therefore, the Company may never achieve or maintain profitable operations as well as encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

RISKS RELATED TO THE GROWTH OF OUR BUSINESS

Management of our growth

We plan to experience growth from the offering of our services through acquisitions as well as through geographic expansion. Such growth, if realized, could place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or results of operations. Additionally, although the Company presently has no plans to acquire any “companies or assets of a material amount,” should the Company decide to adopt acquisition plans as part of a future growth strategy, no assurance can be given that the Company can effectively integrate such acquired operations or assets with its own operations. The Company may also seek to finance any such future acquisition by debt financing or through the issuance of equity securities and there can be no assurance that any such financing will be available at acceptable terms or at all.

Competition - far greater market share, market recognition, and financial resources

The business of offering, marketing, and selling services for the mortgage and real estate industry is highly competitive. Numerous other businesses compete actively for customers, including a number of national and international companies with vast financial resources. Many of the Company's competitors are substantially larger than the Company and have greater market share, market recognition, and financial resources.

The market for other services that the Company would like to introduce in the future will also be very highly competitive and dominated by many of the same competitors and challenges that the Company faces for its current services. Because the Company's ability to reach profitability and remain competitive depends in part upon the successful introduction of new products/services, the challenges of competitors having vastly greater resources, market share, proven marketing techniques and services make the future success of the Company a difficult task, which there can be no assurance is achievable.

The intense competition in the mortgage and real estate industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As our services are offered more widely through alternative channels, such as the Internet, we may be required to make significant changes to our current structure and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations.

Impact of inflation

Inflation affects the cost of support services that we use. In recent years, inflation has been modest. If inflation were to increase, the competitive environment in the mortgage and real estate market may limit the ability of the Company to recover higher costs resulting from inflation by raising the prices of our services.

Dependence on key personnel

The Company is dependent on the efforts and abilities of certain of its senior management, particularly James Kylstad, its Chief Executive Officer. As an accommodation to the Company, Mr. Kylstad in the past had accepted securities issued by the Company in lieu of cash compensation for his services and even deferred payment of his services for many years. This has allowed the Company to retain its key personnel. The interruption of the services of such key management could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained, and there can be no assurance that such key personnel would accept compensation other than cash for their services in the future. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to attract and retain such personnel necessary for the development of the business of the Company.

Financial results fluctuate - seasonality and other timing factors

The mortgage and real estate industry is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. As such, our quarterly operating results fluctuate, reflecting the seasonality of the industry.

Failure to integrate acquired businesses

As part of our strategy to develop and identify new services and technologies, we have made and may continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, sales and marketing, operations, and finance. These efforts result in additional expense and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

•	presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•	any decrease in customer loyalty caused by dissatisfaction with the combined companies’ service offering, sales and marketing practices, including price increases;

•	our ability to retain key employees of the acquired company;

•
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s service offering, achieving expected cost savings and effectively combining technologies to develop new service offerings; and

•	disruption in the fulfillment of our services due to integration processes and therefore loss of revenue.

RISKS RELATED TO THE MORTGAGE AND REAL ESTATE INDUSTRY

Changes in the economic and regulatory environment surrounding residential mortgage loans and real estate sales

Our anticipated investment in the residential mortgage brokerage and real estate industry will be subject to risks related to national economic conditions, changes in the investment climate for residential mortgage loans, changes in local real estate market conditions, changes in interest rates, changes in the values of all assets owned or held as collateral by the Company, governmental rules and fiscal policies, and other factors beyond the control of our management. Changes in these economic and regulatory factors could cause consumers to refrain from purchasing properties, reduce tax benefits, or otherwise render unattractive some of the ways we conduct our business.

Income may be affected by many factors including, but not limited to: (1) the inability to achieve or maintain gross revenues as projected; (2) adverse changes in general economic conditions which would affect the purchasing and refinancing of homes among the public; (3) the lack of acceptance by the community of the Company's service offerings; (4) adverse local conditions, such as competitive conditions; (5) the failure of the real estate market to develop as expected; (6) governmental regulation; or (7) catastrophes such as fires, earthquakes and floods. Income is subject to various factors, including the above, and may fluctuate from time to time, whereas expenses related to the real estate industry, such as interest rates, loan payments, taxes, utility costs, maintenance costs and insurance, tend either to be fixed or increase.

Our competitors are larger, diversified, and have extensive experience in the mortgage brokerage industry

We are not a development stage company, however many of our competitors are larger, diversified, and may have more experience in the mortgage brokerage and real estate industry. The Company competes with others engaged in our business segments, many of whom have greater financial resources and experience than our management or the Company. Competition in our market niche depends upon a number of factors including price and interest rates of loans, speed of loan processing, reliability, quality of service and support services.

Slowdown in the economies of California, Nevada or Minnesota

Since inception, a significant portion of the mortgage loans we have brokered (approximately 98%) have been secured by property in California, Nevada and Minnesota.  An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, in one of the aforementioned states could decrease the value of mortgaged properties. This, in turn, might discourage consumers from purchasing homes in these areas. This could restrict our success in attracting clients and significantly harm our business, financial condition, liquidity and results of operations.

Limited experience in markets outside of California, Nevada or Minnesota

Currently, the Company operates in California, Nevada and Minnesota. Depending on the market and our performance, we intend to expand our operations throughout the contiguous United States. However, we have limited experience outside of the markets in which we currently operate. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our limited experience in most U.S. real estate markets may impact our ability to make prudent investment decisions. Accordingly, where we deem it necessary we may work with independent advisors and local legal counsel in markets where we lack experience.  We may not have the opportunity to evaluate the qualifications of such advisors therefore no assurances can be given that they will render prudent advice to us. We can provide no assurances that we will be successful in any geographic expansion of our operations or that we will be able to mitigate the risk of such expansion by working with local advisors or lawyers. Any difficulties encountered by us in this regard could adversely affect our operating results, slow down our expansion plans or result in a reduction of loan originations, franchise sales, any of which may diminish our revenues.

Losses due to fraudulent and negligent acts

When the Company brokers mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation.

If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations would be significantly harmed.

Our wholly-owned subsidiary must maintain a minimum adjusted net worth

In order to maintain approval with U.S. Department of Housing and Urban Development (HUD), a licensed Supervised Loan Correspondent must maintain an adjusted net worth of at least $63,000 dollars and $25,000 dollars for each branch office it maintains. In the event that a Supervised Loan Correspondent falls below the minimum requirements HUD has the ability to pursue administrative action which may include a letter of reprimand, probation, suspension or withdrawal of the license.

TCS is registered with HUD as a Supervised Loan Correspondent and must maintain a total adjusted net worth of $113,000 ($63,000 dollars for the main office and $25,000 dollars for each of its branch offices).  Approximately five percent (5%) of the Company’s business currently is derived from HUD.

Multi-jurisdictional scope of our operations exposes us to risks

Because we provide mortgage brokerage services in multiple states, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from purchasers of our loans; and

•	class action lawsuits.

Management of interest rate volatility

Changes in interest rates can have adverse effects on various aspects of the Company’s business, particularly in the area of volume of mortgage loans originated. Fluctuating interest rates may affect the net income earned by the Company. While the Company monitors the interest rate environment, there can be no assurance that the profitability of the Company would not be adversely affected during any period of changes in interest rates. In such event, the business, prospects, financial condition and results of operations of the Company could be materially adversely affected.

Losses from defaulted mortgage loans

We are at risk for mortgage loan defaults under certain agreements if the borrower does not make the first monthly mortgage payment.  When we originate a loan, we may make representations and warranties to the lenders and insurers that we have properly originated the loans under state laws, investor guidelines and program eligibility standards. Funding entities of our loans typically conduct their own review of the loans, and we may be liable for unpaid principal and interest on defaulted loans if we have breached our representations and warranties.

In some instances, we may even be required to repurchase the loan. Any liability from breaches of our representations and warranties, including mandatory repurchases of loans, would harm our mortgage brokerage business.

Business volume during peak periods is less than expected

The mortgage brokerage and real estate industry is generally subject to seasonal variations. These variations reflect the national pattern of sales and re-sales of homes in our markets, although refinancings tend to be less seasonal and more closely related to changes in interest rates. The magnitude of seasonal variations is beyond our control and could adversely impact our business, especially if we are unable to take advantage of increased volume during peak periods, or if peak periods do not produce anticipated business volume.

BUSINESS RISKS

Attract and retain qualified employees

The Company depends upon our employees and retail loan officers to attract clients by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate brokers, agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, employees, and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our business there is an increased likelihood that other members of his or her team will follow. Competition for qualified personnel may lead to increases in hiring and retention costs. If the Company is unable to attract or retain a sufficient number of skilled personnel at manageable costs, the Company will be unable to continue to attract clients, which will ultimately reduce our revenues.

Interruption in or breach of our information systems

WHY USA relies heavily upon communications and information systems to conduct its business. As we implement our growth strategy and increase our volume of business, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause delays and could result in fewer loan applications being received and slower processing of applications. The occurrence of any failures or interruptions could significantly harm our business.

Ability to adapt to and implement technological changes

Our mortgage brokerage and real estate business (as well as our franchise business) is currently dependent upon our ability to effectively interface with our brokers, borrowers, and other third parties to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

Additional financing could dilute investors; additional financing unavailable or unfavorable terms

The development and national market expansion of the Company's service offering will require a substantial commitment of funds. We will be required to raise additional capital through equity (including convertible preferred stock such as our Preferred A series) and/or debt financing (including convertible debt). Any equity financings could result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. If such capital raising efforts are unsuccessful, we may be required to reduce or curtail operations. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

Level of debt and debt service

Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

•	limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

•	making us more vulnerable to a downturn in our business or the economy generally;

•	subjecting us to the risk of being forced to refinance these amounts when due at higher interest rates; and

•	using a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

Audit by the taxing authorities

We are subject to various federal, state and local taxes in the U.S. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Delinquent in payments to unsecured creditors

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon.  In light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Unsecured creditors amount to approximately $450,000, excluding officers and directors, and are comprised of a number of creditor’s owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors or debt holders to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

No payment of dividends

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations. We do not expect to pay cash dividends in the foreseeable future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors.

Public market for our common stock is volatile and limited

Our operating results and stock price have in the past been and will continue to be, subject to fluctuations as a result of a number of factors, including those listed in this section of this report and those we have failed to foresee. Our stock price could be affected by any inability to meet analysts’ expectations, general fluctuations in the stock market or the stocks of companies in our industry. Such volatility has had a significant effect on the market prices of many companies’ securities for reasons unrelated to their operating performance and has in the past led to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Our common stock is currently quoted on the Pink Sheets under the ticker symbol WUFG. The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new service offerings by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for our services, overall market conditions and other factors may have a significant impact on the market price of our common stock. In addition, in recent years the stock market in general, and the shares of financial and real estate service companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from January 1, 2007 to December 31, 2007, the closing price for the shares of the Company's stock on the Pink Sheets ranged from $0.03 to $0.08. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Subject to “penny stock” rules of the SEC

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

*	that a broker or dealer approve a person's account for transactions in penny stocks; and
*	that a broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

*	obtain financial information and investment experience objectives of the person; and
*
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

*	sets forth the basis on which the broker or dealer made the suitability determination; and
*	that a broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Rule 144 sales

As of December 31, 2007, the Company had approximately 92,319,434 shares of the Company's outstanding common stock as “restricted securities” which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

CONCENTRATED CONTROL RISKS

Collective power to make all major decisions

Presently our management team collectively owns 48.6% of the outstanding common stock. See, “Security Ownership of Certain Beneficial Owners and Management.” Our management and directors, therefore, have significant voting power in determining major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management and directors will also have significant voting power in the election of our directors and to dictate our policies.

ITEM 2. Properties

The Company's executive headquarters, real estate franchise subsidiary, and mortgage lending operations are located in Minneapolis, Minnesota. The property consists of 11,000 square feet of commercial offices located in downtown Minneapolis, we currently occupy approximately 2,500 square feet of the facility. The Company currently owns the office building which houses its corporate headquarters.

TCS and Realty conduct their primary operations from approximately 8,900 square feet of leased facilities in San Diego, California under an operating lease which is currently month-to-month. Lease payments for the San Diego location is approximately $15,200 per month.

Additional information regarding our properties is contained in Notes 1 and 5 to the consolidated financial statements included in this Annual Report on Form 10-KSB.

ITEM 3. Legal Proceedings

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at December 31, 2007, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2007, nor for the periods since our last report filed with the SEC. Annual meetings of the stockholders have not been held since early 2002. Management of the Company believes that the next annual meeting will be held during 2009 along with its annual meeting for its WHY USA franchisees. The annual WHY USA franchise meeting is held each February in Las Vegas, Nevada. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to such meeting.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

The Company's common stock is traded publicly and quoted on the Pink Sheets under the symbol “WUFG.” Since the inception of trading, the Company's common stock has been sporadic and characterized by low volume from time to time. Trading prices have fluctuated, and there can be no assurance that a stable and regular trading market will occur in the future. The table below sets forth the high and low bid prices for the Company's common stock for each quarterly period since the last report filed with the SEC. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2003
First quarter	$0.10	$0.06
Second quarter	0.11	0.04
Third quarter	0.09	0.04
Fourth quarter	0.06	0.03
Year ended December 31, 2004
First quarter	$0.09	$0.04
Second quarter	0.04	0.02
Third quarter	0.11	0.02
Fourth quarter	0.09	0.06
Year ended December 31, 2005
First quarter	$0.08	$0.06
Second quarter	0.09	0.06
Third quarter	0.09	0.06
Fourth quarter	0.08	0.05
Year ended December 31, 2006
First quarter	$0.06	$0.05
Second quarter	0.07	0.04
Third quarter	0.07	0.04
Fourth quarter	0.10	0.04
Year ended December 31, 2007
First quarter	$0.08	$0.05
Second quarter	0.06	0.05
Third quarter	0.08	0.04
Fourth quarter	0.07	0.03

On March 31, 2008, the last reported sales price of our common stock was $0.04. As of March 31, 2008, there were approximately 1,500 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant.

Recent Sales of Unregistered Securities

During the years ended December 31, 2007, 2006, 2005 and 2004 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the year ended December 31, 2004 we issued options to purchase a total of 650,000 shares of common stock to an employee of the Company and an outside consultant. The employee received an option for 150,000 shares with an exercise price of $0.05 per share and the outside consultant received an option for 500,000 shares with an exercise price of $0.20 per share. The options were immediately vested and are valid for ten years from the date of issue. The options are required to be exercised within 90 days of termination if an employee, director or key consultant. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2004 we issued a total of 1,000,000 shares of common stock to an officer of the Company as payment for past services. The Company valued the shares at a price of $0.075 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2004 we issued warrants to purchase a total of 1,448,449 shares of common stock to the holder of the $1.3 million note payable. The holder received the 1,448,449 warrants with an exercise price of $0.05 per share as payment pursuant to the note payable termination fee for the year ending December 31, 2003. The warrants are valid for three years from the date of issue. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2004 we issued warrants to purchase a total of 823,763 shares of common stock to the holder of the $1.3 million note payable. The holder received the 823,763 warrants with an exercise price of $0.05 per share as payment pursuant to the note payable termination fee for the year ending December 31, 2004. The warrants are valid for three years from the date of issue. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2004 we issued warrants to purchase a total of 167,000 shares of common stock to the holder of the $0.5 million mortgage note payable. The holder received the 167,000 warrants with an exercise price of $0.05 per share as payment pursuant to the mortgage note payable termination fee for the year ending December 31, 2003. The warrants are valid for three years from the date of issue. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2004 we issued warrants to purchase a total of 2,004,000 shares of common stock to the holder of the $0.5 million mortgage note payable. The holder received the 2,004,000 warrants with an exercise price of $0.05 per share as payment pursuant to the note payable termination fee for the year ending December 31, 2004. The Company recognized $21,882 as expense for the excess of fair market value of the underlying common stock over the exercise price of the warrants for each period in which they were issued. The warrants are valid for three years from the date of issue. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2005 we issued a total of 961,538 shares of common stock to an officer of the Company as payment for past services. The Company valued the shares at a price of $0.065 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2005 we issued warrants to purchase a total of 2,004,000 shares of common stock to the holder of the $0.5 million mortgage note payable. The holder received the 2,004,000 warrants with an exercise price of $0.05 per share as payment pursuant to the note payable termination fee for the year ending December 31, 2005. The Company recognized $31,971 as expense for the excess of fair market value of the underlying common stock over the exercise price of the warrants for each period in which they were issued. The warrants are valid for three years from the date of issue. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2005 we issued warrants to purchase a total of 23,459 shares of common stock to the holder of the $1.3 million note payable. The holder received the 23,459 warrants with an exercise price of $0.05 per share as payment pursuant to the note payable termination fee for the year ending December 31, 2005. The warrants are valid for three years from the date of issue. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2006 we issued a total of 1,882,136 shares of common stock to a director of the Company as payment for services involving the negotiations and settlement of debt. The Company valued the shares at a price of $0.05 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2006 we issued warrants to purchase a total of 1,503,000 shares of common stock to the holder of the $0.5 million mortgage note payable. The holder received the 1,503,000 warrants with an exercise price of $0.05 per share as payment pursuant to the note payable termination fee for the year ending December 31, 2006. The Company recognized $1,900 as expense for the excess of fair market value of the underlying common stock over the exercise price of the warrants for each period in that they were issued. The warrants are valid for three years from the date of issue. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2006 we issued a total of 22,583,000 shares of common stock to a director and holder of convertible debentures in the amount of $1,100,000 of the Company as conversion of the debentures and accrued interest. The Company valued the shares at a price of $0.049 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2006 we issued a total of 2,000,000 shares of common stock to the holder of 2,000,000 exercisable warrants for $100,000. The warrants were exercisable at $0.05 per share. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2007 we issued a total of 9,772,725 shares of common stock to a director and holder of convertible debentures in the amount of $500,000 of the Company as conversion of the debentures and accrued interest. The Company valued the shares at a price of $0.051 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2007 we issued a total of 2,592,938 shares of common stock as payment for services under a financial advisory contract to an individual and a corporate entity that this individual controls and owns. The Company valued the shares at a price of $0.058 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2007 we issued a total of 1,000,000 shares of common stock as payment pursuant to a settlement with the holder of a mortgage note payable. The Company valued the shares at a price of $0.05 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2007 we issued a total of 3,307,063 shares of common stock as payment of accrued interest of $121,733. The Company valued the shares at a price of $0.037 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

During the year ended December 31, 2007 we issued a total of 40,000 shares of preferred stock as payment to the holders of a note payable in the amount of $400,000. The Company valued the shares at a price of $10.00 per share which was determined to be fair market value. The preferred shares carry discounted conversion rights, a conditional redemption feature as well as cumulative dividends of 7% per annum. We relied on Section 4(2) of the Securities Act.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.  We however do have an arrangement with regards to our Series A preferred stock (Preferred Stock). The Company during the year ended December 31, 2007 issued 40,000 shares of Preferred Stock which contains a conditional (or non-mandatory) redemption feature. The Company at its sole option may acquire the Preferred Stock at a premium of 115% or $11.50 per share. The conditionally redeemable feature of our Preferred Stock is based upon the occurrence of certain future events that are not solely within the control of the Company. Because the Company does not solely control the occurrence or non-occurrence of certain market events such as the trading price of its common stock, redemption of the Preferred Stock is in the opinion of management to be limited.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are in the business of providing real estate and mortgage financial services primarily for transactions involving sales, purchases or financing of residential properties. Our business is conducted through three wholly-owned subsidiaries, Discover Mortgage Corporation and TCS Mortgage, Inc. which operate in the mortgage brokerage and mortgage banking business; and WHY USA North America Inc. which operates in the real estate franchise business. Our primary mission is to develop and provide professional residential real estate and mortgage banking services and support both to our network of franchise real estate brokers and their customers and to new home, resale home and refinancing mortgage borrowers dealing directly with our mortgage lending offices.

We conduct our business through two principal segments:

➢	Real Estate Franchise (REF). The Company’s REF operations are conducted regionally within the United States; Upper Midwestern states as well as several other states with limited franchise areas.

➢
Mortgage Broker and Originations (MB). The Company’s MB operations are conducted regionally within the United States; Upper Midwestern states as well as the Southwest (which includes Southern California and Nevada).

The Company believes that with the acquisitions of Discover Mortgage and TCS Mortgage it may soon reach the size and scope of business that will produce continued growth in revenues and cash flows. In addition, with improving economies of scale, additional skill sets, increased service offerings, improving margins and the sale of selected assets the Company expects to begin showing operating income. The Company has incurred significant losses, and as of December 31, 2007 had an accumulated deficit of approximately $11.3 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial service offerings, strategic acquisitions and alliances, and expanded operations to support larger-scale business operations. Accordingly, the Company may continue incurring losses incident to future growth. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate enough cash from operations in the future.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2007 and 2006

Revenues

Net revenues decreased $1.3 million or 36% for 2007 compared to 2006. The decrease was a result of the significant softening of the mortgage business as well as the real estate industry. The 2007 summer was a time of great turmoil for the financial services industry. WHY USA was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market experienced a ripple effect that business both in mortgage and real estate transactions almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in our loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

Even late into 2007, it became apparent that the sub-prime mortgage market continues to be strained which in turn affects the financial services industry. As a mortgage broker, WHY USA does not have any exposure to the weakening sub-prime market, and has no liability to purchase defaulted loans. As a result, management believes that even though the sub-prime market has weakened, the negative impact on future revenues will be minimal. Given that we have stabilized ourselves for 2008 even with the weakened sub-prime market, revenues are increasing over 2007, as we experience a growing demand for FHA insured loans. The purpose of the FHA insured program is to allow non- Fannie Mae and Freddie Mac approved borrowers’ access to non sub-prime loan programs. Therefore currently we are experiencing an increase of the “Government” sponsored loan programs that allow more flexible lending criteria, picking up much of the slack in the traditional “sub-prime” loans.

Real Estate Franchise (REF). Real Estate Franchise revenues decreased $0.07 million or 29% for 2007 compared to 2006. The decrease was due to the significant real estate market softening and our franchisees experiencing a limited revenue cycle as well.

Mortgage Brokerage (MB). MB revenues decreased $1.2 million or 36% for 2007 compared to 2006. The decrease was a result of decreased volume in mortgage revenue of $1.0 million along with a decrease in non-franchise real estate services of $0.2 million. The sub-prime effect has been burdensome to both the mortgage industry as well as the real estate industry as a whole.

Cost of Revenues

Cost of revenues decreased $0.8 million or 36% for 2007 compared to 2006. Cost of revenues dropped relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with some slight cost savings due to competitive nature. Cost of revenues as a percentage of net revenues remained relatively constant at 58% for 2007 compared to 2006. Gross margin remained relatively constant at 42% for 2007 compared to 2006.

We believe that gross margin for future periods may be affected by, among other things, the integration of acquired businesses in addition to increased services, competitive conditions, our ability to make additional productivity improvements and the acceptance of government products as a replacement for non-government products.

Real Estate Franchise (REF). REF cost of revenues decreased $0.02 million or 36% for 2007 compared to 2006 primarily due to lower direct costs, offering of limited services and other cost saving efforts.

Mortgage Brokerage (MB). MB cost of revenues decreased $0.7 million or 36% for 2007 compared to 2006. Declines in cost of revenues were primarily the result of the decline in service revenue and the associated costs needed to complete the transactions.

Operating Expenses

Selling, General and Administrative. For 2007, selling, general and administrative expenses decreased $0.5 million or 22% compared to 2006. The decrease resulted primarily from several cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

We continue to pursue programs and initiatives to improve our efficiency in the general and administrative area. These programs focus in the areas of process improvement and automation relative to our mortgage and non-franchise real estate business and its support as well as support services needed for our holding company. We expect over time that these actions will result in additional declines in our general and administrative expenses as a percent of revenues.

Depreciation and Amortization. Depreciation and amortization for 2007 decreased $0.01 million or 20% compared to 2006. The decrease resulted primarily from disposition of non-core assets as well as reaching maturity level on some of our assets. Depreciation and amortization expense for 2007 was $0.05 million which was primarily associated with our MB business segment. The Company’s fixed asset base has stabilized or decreased slightly since our acquisition of TCS.

Impairment of Long-Lived Assets. Impairment of long-lived assets for 2007 was $0.03 million, compared to $0.2 million in 2006. This decrease is directly caused by the change in carrying value of the Company’s property located in Minneapolis, Minnesota. Impairment was recognized in accordance with the requirements of SFAS 142.

Other Income (Expense)

Interest Income. Interest income was nil in 2007 compared to $0.1 million in 2006. The $0.1 million decrease resulted primarily from the Company’s decrease in invested cash balances from its lines as well as loans-held for resale being eliminated or retired.

Interest Expense. Interest expense was $0.2 million for 2007 compared to $0.4 million for 2006. The primary reason for the $0.2 million reduction in interest expense was the payment or conversion of several convertible debentures during 2007 and the sale or disposition of the two Woodbury properties later explained within this report.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $0.05 million for 2007 compared to $1.2 million for 2006. Gain on extinguishment of debt for 2007 was comprised of accrued interest forgiven on $400,000 in notes payable that were converted into equity of the Company at the end of the year. Gain on extinguishment of debt for 2006 was comprised of accrued interest, termination fees and other expenses along with the reduced cash payment of the $1.3 million note payable and the sheriff’s sale disposition of the two Woodbury properties along with three debt instruments. The settlement of these obligations along with the carrying value of the underlying assets created one time gains totaling $0.8 million for the settlement of the note payable for less than its principal value, and $0.5 million for the disposition of the mortgage notes payable associated with two Woodbury properties.

The likelihood of continued gains on extinguishment of debt is negligible as the Company has converted, exchanged or tendered debt in the amount $4.6 million during the past four years.

Other Income (Expense), Net. Other income (expense), net, for 2007 and 2006 was $0.1 million and $0.03 million, respectively. For 2007 the Company received payment on a settlement of insurance holdings that it had from a previously acquired business. This settlement benefit is a one-time event for the Company and was approximately $0.1 million.

Provision for Income Taxes. The provision for income taxes is the $800 minimum franchise tax due for each of the Company’s two wholly-owned subsidiaries that conduct business in the state of California. The Company has sufficient net operating losses to offset any income for a period of time.

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Net revenues decreased $2.2 million or 38% for 2006 compared to 2005. The decrease was a result of the continued softening of the mortgage business as well as the entire real estate industry and the Company’s decision to exit the mortgage banking business using financial institution warehouse line funding. Management believed that the market was entering into a high risk area and that the sub-prime market which was not a factor in the Company’s core business would start to affect the integrity of the core business as well.

Real Estate Franchise (REF). Real Estate Franchise revenues decreased $0.1 million or 31% for 2006 compared to 2005. The decrease was due to the significant real estate market softening and our franchisees experiencing a limited revenue cycle as well.

Mortgage Brokerage (MB). MB revenues decreased $2.1 million or 38% for 2006 compared to 2005. The decrease was a result of shrinking volume in mortgage revenues of $1.8 million along with a decrease in non-franchise real estate services of $0.3 million. The sub-prime effect has been burdensome to both the mortgage industry as well as the real estate industry as a whole.

Cost of Revenues

Cost of revenues decreased $1.4 million or 39% for 2006 compared to 2005. Cost of revenues dropped slightly more as a percentage relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with some slight cost savings due to competitive nature. Cost of revenues as a percentage of net revenues decreased slightly to 58% for 2006 compared to 59% for 2005. Gross margin remained increased slightly to 42% for 2006 compared to 41% for 2005.

Real Estate Franchise (REF). REF cost of revenues decreased $0.07 million or 55% for 2006 compared to 2005 primarily due to lower direct costs, offering of limited services and other cost saving efforts.

Mortgage Brokerage (MB). MB cost of revenues decreased $1.3 million or 38% for 2006 compared to 2005. Declines in cost of revenues were primarily the result of the decline in product/service revenue and the associated costs needed to complete the transactions.

Operating Expenses

Selling, General and Administrative. For 2006, selling, general and administrative expenses decreased $0.7 million or 26% compared to 2005. The decrease resulted primarily from several cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

Depreciation and Amortization. Depreciation and amortization for 2006 decreased $3,000 or 4% compared to 2005. Depreciation and amortization expense for 2006 was $0.06 million, primarily associated with our MB business segment. The Company through the sheriff’s sale and disposition of its two Woodbury properties removed approximately $0.9 million in depreciable and non-depreciable assets. The Company’s remaining depreciable fixed asset base has remained relatively constant.

Impairment of Long-Lived Assets. Impairment of long-lived assets for 2006 was $0.2 million, compared to none in 2005. This decrease is directly caused by the change in carrying value of the Company’s property located in Minneapolis, Minnesota. Impairment was recognized in accordance with the requirements of SFAS 142.

Loss/Gain on Disposal of Assets. Loss on disposal of fixed assets for 2006 was none, compared to $25,000 in 2005, which for 2005 represented the excess of cost basis over the proceeds received from the sale or disposal of the fixed or intangible assets used in its operations.

Other Income (Expense)

Interest Income. Interest income was $0.1 million in 2006 compared to $0.2 million in 2005. The $0.1 million decrease resulted primarily from the Company’s decrease in invested cash balances from its lines as well as loans-held for resale being eliminated or retired.

Interest Expense. Interest expense was $0.4 million for 2006 compared to $0.6 million for 2005. The primary reason for the $0.2 million reduction in interest expense was the payment or conversion of several convertible debentures during 2006 as well as the fixed cap amount associated with the termination fees on both the $1.3 million dollar note payable and the $0.5 mortgage note payable offset by the sale or disposition of the two Woodbury properties during 2006 later explained within this report.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $1.2 million for 2006 compared to none for 2005. Gain on extinguishment of debt for 2006 was comprised of accrued interest, termination fees and other expenses along with the reduced cash payment of the $1.3 million note payable and the sheriff’s sale disposition of the two Woodbury properties along with three debt instruments. The settlement of these obligations along with the carrying value of the underlying assets created one time gains totaling $0.8 million for the settlement of the note payable for less than its principal value, and $0.5 million for the disposition of the mortgage notes payable associated with two Woodbury properties.

Other Income (Expense), Net. Other income (expense), net, for 2006 and 2005 was $0.03 million and none, respectively. For 2006 the Company recognized non-operating income from fees or expense forgiveness.

Provision for Income Taxes. The provision for income taxes is the $800 minimum franchise tax due for each of the Company’s two wholly-owned subsidiaries that conduct business in the state of California. The Company has sufficient net operating losses to offset any income for a period of time.

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Net revenues decreased $1.4 million or 19% for 2005 compared to 2004. The decrease was the result of the management’s decision to begin exiting the mortgage banking business using financial institution warehouse line funding as well as the refinance market was cooling off. Management believed that the mortgage and origination market was entering a high-risk period with a concentration of sub-prime products. Even though the sub-prime market and products are not core to the Company’s business, management believed this high-risk behavior would start to affect the integrity of the market as a whole and began to prepare for a slowing in the business cycle.

Real Estate Franchise (REF). Real Estate Franchise revenues increased by 1% for 2005 compared to 2004.

Mortgage Brokerage (MB). MB revenues decreased $1.4 million or 20% for 2005 compared to 2004. The decrease was a result of decreased volume in mortgage revenue of $1.4 million offset by a slight increase in non-franchise real estate services of $0.1 million. The effects from exiting the mortgage banking business as well as the early stage softening of the real estate market affected new loans as well as refinance business.

Cost of Revenues

Cost of revenues decreased $0.5 million or 13% for 2005 compared to 2004. Cost of revenues dropped slightly less as a percentage relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the financial services market weakening. Commission expense and direct costs continue to remain constant. Cost of revenues as a percentage of net revenues increased by 4% to 59% for 2005 compared to 55% for 2004. Gross margin dropped to 41% for 2005 compared to 45% for 2004.

Real Estate Franchise (REF). REF cost of revenues increased $0.1 million or 456% for 2005 compared to 2004 primarily due to additional one-time costs incurred by the Company for territory recovery expense as well as costs associated in maintaining its Uniform Franchise Offering Circular (UFOC) status.

Mortgage Brokerage (MB). MB cost of revenues decreased $0.6 million or 16% for 2005 compared to 2004. Declines in cost of revenues were primarily the result of the decline in product/service revenue and the associated costs needed to complete the transactions.

Operating Expenses

Selling, General and Administrative. For 2005, selling, general and administrative expenses decreased $1.0 million or 27% compared to 2004. The decrease resulted primarily from several cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

Depreciation and Amortization. Depreciation and amortization for 2005 decreased $0.1 million or 68% compared to 2004. Depreciation and amortization expense for 2005 was $0.06 million which was primarily associated with our MB business segment. The Company’s fixed asset base has decreased substantially since the acquisition of TCS and the disposition of certain properties.

Impairment of Long-Lived Assets. Impairment of long-lived assets for 2005 was none, compared to $1.9 million in 2004. The Company did not recognize any impairment charges on its long-lived assets during 2005. For 2004 impairment was directly caused by the change in carrying value of TCS which resulted in a goodwill impairment charge of $1.3 million (the excess over its expected carrying value) and an impairment charge of $0.6 million associated with NA franchise costs which represented the remaining value. Impairment for 2004 was recognized in accordance with the requirements of SFAS 142.

Loss/Gain on Disposal of Assets. Loss on disposal of fixed assets for 2005 was $25,000, compared to none in 2004, which for 2005 represents the excess of cost basis over the proceeds received from the sale or disposal of the fixed or intangible assets used in its operations.

Other Income (Expense)

Interest Income. Interest income was $0.2 million in 2005 comparable to that of 2004. The Company invested its excess reserves associated with its warehouse line in comparable interesting bearing short term investments.

Interest Expense. Interest expense was $0.6 million for 2005 compared to $0.8 million for 2004. The primary reason for the $0.2 million reduction in interest expense was the cap associated with the termination fees on the $1.3 million note payable at approximately $0.4 million which occurred prior to the fourth quarter of 2005.

Provision for Income Taxes. The provision for income taxes is the $800 minimum franchise tax due for each of the Company’s two wholly-owned subsidiaries that conduct business in the state of California. The Company has sufficient net operating losses to offset any income for a period of time.

Comparison of Years Ended December 31, 2004 and 2003

Revenues

Net revenues increased $2.1 million or 42% for 2004 compared to 2003. The increase was primarily the result of the Company’s acquisition of TCS and its subsidiary. For 2003 the Company did not include the revenues from TCS as they had been acquired as of the end of the year.

Real Estate Franchise (REF). Real Estate Franchise revenues increased by less than 1% for 2004 compared to 2003.

Mortgage Brokerage (MB). MB revenues increased $2.1 million or 45% for 2004 compared to 2003. The increase was a result of TCS acquisition and its mortgage revenue of $1.4 million added with an increase in non-franchise real estate services of $0.7 million. Non-franchise real estate services consist primarily of sub-lease income and services associated with its office property and other real estate service offerings. Prior to 2004 the Company had limited non-franchise real estate service offerings.

Cost of Revenues

Cost of revenues increased $0.5 million or 15% for 2004 compared to 2003. Cost of revenues decreased as a percentage relative to net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was expected to be maintained through the economies of scale achieved from the TCS acquisition. Commission expense and direct costs increased as a percentage with some slight cost savings due to competitive nature achieved through the TCS acquisition. Cost of revenues as a percentage of net revenues decreased by 13% to 55% for 2004 compared to 68% for 2003. Gross margin increased to 45% for 2004 compared to 32% for 2003.

Real Estate Franchise (REF). REF cost of revenues decreased $0.1 million or 75% for 2004 compared to 2003 primarily due to several additional costs that the Company incurred with respect to its franchise business in 2003 that did not reoccur in 2004.

Mortgage Brokerage (MB). MB cost of revenues increased $0.6 million or 18% for 2004 compared to 2003. Increases in cost of revenues were primarily the result of the acquisition of TCS and its revenue generation and associated costs. The Company experienced a $0.2 million increase in costs directly attributable to the mortgage business and $0.4 million increase in costs directly attributable to the non-franchise real estate services.

Operating Expenses

Selling, General and Administrative. For 2004, selling, general and administrative expenses increased $2.0 million or 105% compared to 2003. The increase resulted primarily from the acquisition of TCS and the integration of that business.

Depreciation and Amortization. Depreciation and amortization for 2004 decreased $0.1 million or 30% compared to 2003. Depreciation and amortization expense for 2004 was $0.2 million which was primarily associated with our MB business segment. The Company’s fixed asset base has decreased slightly since our acquisition of TCS in 2003.

Impairment of Long-Lived Assets. Impairment of long-lived assets for 2004 was $1.9 million, compared to $0.8 million in 2003. This increase is directly caused by the change in carrying value of TCS which resulted in a goodwill impairment charge of $1.3 million (the excess over its expected carrying value) and an impairment charge of $0.6 million associated with NA franchise costs which represented the remaining value. Impairment was recognized in accordance with the requirements of SFAS 142.

Other Income (Expense)

Interest Income. Interest income was $0.2 million in 2004 comparable to nil in 2003. The Company invested it excess reserves associated with its warehouse line in comparable interesting bearing short term investments.

Interest Expense. Interest expense was $0.8 million for 2004 compared to $0.1 million for 2003. The primary reason for the $0.7 million increase in interest expense was Company’s debt associated with the TCS acquisition as well as its acquisition of several properties during late 2003 that did not reflect the full interest expense that would be incurred associated with the properties.

Provision for Income Taxes. The provision for income taxes is the $800 minimum franchise tax due for each of the Company’s two wholly-owned subsidiaries that conduct business in the state of California. The Company has sufficient net operating losses to offset any income for a period of time.

Discontinued Operations. For the year ended December 31, 2004 the Company had no income or losses from discontinued operations. During 2003 the Company recorded income from the relief of a capital lease which was associated with its discontinued business operations, the amount recognized was $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities used net cash of $0.3 million during 2007 primarily from a net loss of $0.8 million offset by net non-cash charges of $0.6 million. Changes in operating assets and liabilities provided a net decrease of $0.1 million in cash during the period. Within the non-cash charges, the primary drivers were share based compensation of $0.2 million. The primary drivers of cash usage from changes in operating assets and liabilities was an increase in prepaid and other assets of $0.1 million, decreases in accounts payable and accrued expenses of $0.2 million which were partially offset by a decrease in trade receivables of $0.1 million.

As a result of working capital improvement and cost reduction programs, we expect to utilize our working capital more effectively in the future resulting in our ability to reinvest in activities that will increase the Company’s presence in the marketplace. Our working capital factors, such as accounts receivable collection and payables, are seasonal and, on an interim basis during the year, may require an influx of short-term working capital.

Investing Activities. Net cash used in investing activities during 2007 was negligible. The primary use of cash was for the purchases of property plant and equipment of approximately $6,000.

For 2008, we expect spending for capital equipment and information technology to approximate 2007 spending.

Financing Activities. Net cash provided by financing activities totaled $0.3 million for 2007 and includes $0.9 million provided by the refinance of our Minneapolis property, offset by the payment of the existing debt of $0.6 million. For 2007 we received $0.3 million in proceeds from a convertible debenture entered into by one of our directors of which they later converted into common stock of Company along with other convertible debentures held.

We continue to seek acquisition opportunities that support our Real Estate Franchise and Mortgage Brokerage platforms. While we cannot predict the timing or size of any future acquisitions, or if any will occur at all, a significant amount of our cash and/or stock may be used to acquire companies, assets or technologies. We could also choose to fund any acquisitions, at least partly, with new debt or stock.

As of December 31, 2007, we had cash and cash equivalents of approximately $46,000. Our working capital deficit was $1.5 million as of December 31, 2007. This includes along with accounts payable outstanding, bank line of credit of $0.1 million, short term debt and lease obligations of $0.6 million, as well as accrued expense and other of $0.7 million. Cash used in operations primarily comes from our service offerings with non-recurring expenses funded through the issuance of convertible debentures.

During the first quarter of fiscal 2008, the Company approached several of its debenture holders that we were in default with on seeking extension of payment terms or the conversion of their obligation into equity. As of the report date the Company has received indication from a majority of the debenture holders that they would accept the terms under which to extend the payment date offered by the Company or convert their obligation into equity. If all of the debenture holders were to extend or convert their debt, the Company’s working capital deficit would be reduced by $400,000.

The Company and its compensation committee have discussed the option of making full and final payment on the past due compensation of its executive officer, Mr. Jim Kylstad. As of December 31, 2007, the Company was obligated to Mr. Kylstad in the amount of $534,950 for his past services. The Company believes that prior to December 31, 2008, this obligation owed to Mr. Kylstad will be paid in full.

The Company prior to year end entered into an equity exchange with Quality Investments, Inc. and Wild Rose Partners, LLLP (the successor to Law Investments, Inc.) who collectively owned a $400,000 note payable that was in default. Both Wild Rose Partners LLP and Quality Investments, Inc. tendered the outstanding principal and accrued interest in exchange for a combination of common stock and preferred stock. The note payable was exchanged for 40,000 shares of preferred stock of the Company with a purchase price of $10 per share. Accrued interest due of $121,733 was tendered in exchange for 3,307,063 shares of common stock. Wild Rose Partners LLLP and Quality Investments, Inc. waived the default interest that would have been due on the note payable.

We expect that our current cash and cash equivalents, short-term and long-term investments, short-term borrowings and/or the raising of additional capital, along with funds from operations and interest income earned thereon will be sufficient to fund our current operations through at least the first quarter of 2009. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, our ability to establish collaborative business arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing business claims and competing technological and market developments.

Summary Cash Flow Operating, Investing and Financing Activities for the years ending December 31, 2006, 2005 and 2004

Net cash used in operating activities decreased to $0.5 million for 2006, compared to $0.5 million for 2005, and $0.8 million for 2004. Net operating losses decreased to operating income of $0.2 million for 2006, compared to a $1.0 million loss for 2005, and a $3.4 million loss for 2004. The primary reason for the significant decrease in net cash used in operating activities is the positive net income in 2006 offset by the non-cash charge of $1.2 million in gain on extinguishment of debt. The Company has made considerable progress in its cost cutting over the four year period starting at the end of 2003. These cost cutting efforts are long term in nature and provide the Company a base to begin with in its expansion plans.

Net cash used in investing activities remained relatively constant with negligible amounts that were used to purchase property and equipment. For the three years ended December 31, 2006, the Company spent an aggregate of less than $0.1 million.

Net cash provided by financing activities remained within a window ranging from $0.4 million for 2006, compared to $0.4 million for 2005, and $0.2 million for 2004. The Company through the use of its convertible debenture instruments was able to secure over $2.0 million in funds for use in working capital as well as the payment of debt of $1.0 million. The Company also secured funds in the amount of $0.1 from a direct investment in its common stock through the exercise of warrants.

During the year ended December 31, 2005, the Company was unable to meet its financial obligations on the two mortgage notes payable secured by real property. The Company was afforded a cure period in which to bring the financial obligations current. The Company exhausted all efforts in either refinancing of the property or the outright sale of the property.

The Company was unable to cure and went into default on the mortgage notes payable with the financial institution. The two properties entered into foreclosure and title transferred through a court ordered sheriff’s sale early in 2006. The Company recognized gain on extinguishment of debt of $0.5 million from the disposition of the two properties and the relief of the underlying debt obligations for the year ended December 31, 2006.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years	All Other

Long-term debt (1)	$1,511,053	$561,746	$949,307	$-	$-	$-
Capital lease obligations	1,538	1,538	-	-	-	-
Operating lease obligations	26,793	24,793	2,000	-	-	-
Total	$1,539,384	$588,077	$951,307	$-	$-	$-

(1)
As part of the purchase of real property, we acquired debt in the amount $150,000. This debt was not discharged with the disposition of this real property. As part of a settlement agreement the Company issued 1,000,000 shares of its common stock and made final cash payment of $55,000 on March 10, 2008.

CRITICAL ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentration of Risk

The Company maintains checking, money market and savings accounts at financial institutions located in California and Minnesota. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of December 31, 2007 the Company’s did not have any uninsured cash balances. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Accounts and Notes Receivable, Allowances and Fair Market Value

Accounts receivable, net of allowance for doubtful accounts consist of the following at December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Accounts receivable	$79,629	$100,049	$134,771	$139,624	$164,242
Other receivables	10,113	66,466	31,663	159,819	146,175
Total accounts receivable	89,742	166,515	166,434	299,443	310,417
Less allowance for doubtful accounts	(30,417)	(64,000)	(38,000)	(50,653)	(85,000)
	$59,325	$102,515	$128,434	$248,790	$225,417

In accordance with Financial Accounting Standard No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company is subject to a geographic concentration of risk in the Midwestern states of the United States. The Company has an allowance for doubtful accounts of approximately $30,417 at December 31, 2007. Bad debts totaled $19,958, $49,170, $0, $34,347 and $54,973 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. The Company experienced no credit losses from its mortgage lending operations.

Segment Information

The Company operates in two segments: Real Estate Franchise (REF) and Mortgage Brokerage (MB). The Company has no intersegment revenues that are material to the overall consolidated financial statements. The Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets which are segregated as “corporate.” The Company has determined that it is not useful to assign its shared assets to individual segments. Based on the aggregation criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) the Company’s service offerings in the MB segment share similar economic characteristics, but are different from the economic characteristics of the service offerings of our REF segment. As a result of using the aggregation guidelines under SFAS 131, there is no logical subgrouping of service offerings within either the MB or REF segments.

Financial Instruments

The carrying amounts of financial instruments such as cash, accounts receivable, prepaid and other current assets, mortgage loans held for resale, accounts payable, accrued expenses and other current liabilities, warehouse and bank lines, mortgage notes payable, promissory notes and debentures payable and capital leases approximate the related fair values due to the short-term maturities of these instruments.

Brokered Loan Fees

Loan fees include direct origination fees and brokered loan fees. Deferred origination fees and expenses are recognized at the time a loan is sold, and servicing is released. Brokered loan fees represent fees received by TCS and Discover for placing a loan with a lender, whereby no further obligation exists. The loan fee is recognized at the time the borrower and lender sign final loan documents and the loan is funded.

Property and Equipment Capitalization Policies

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using both the straight-line and accelerated methods (double declining balance method). Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.

Franchise Amortization and Impairment of Long-Lived Assets

Franchise acquisition fees include $1,994,589, paid for the system acquired in the initial NA acquisition, and $200,000 from the acquisition of the Arizona franchisee rights. Total costs were being amortized over 12 years using the straight-line method starting in the year of acquisition.

The Company recorded an impairment loss of $603,000 and $651,050 for the years ending December 31, 2004 and 2003, respectively, to reflect impairment on the initial NA acquisition franchise costs. The impairment loss is equal to the amount by which the carrying value of these assets exceeded their estimated fair market value as of the end of the period. Franchise acquisition fees as of December 31, 2004 were fully reserved for by the Company.

Net franchise fees consist of the following at December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Franchise acquisition fees - WHY USA	$1,994,589	$1,994,589	$1,994,589	$1,994,589	$1,994,589
Franchise rights - Arizona	200,000	200,000	200,000	200,000	200,000
Total other intangible assets	2,194,589	2,194,589	2,194,589	2,194,589	2,194,589
Less accumulated amortization and impairment	(2,194,589)	(2,194,589)	(2,194,589)	(2,194,589)	(1,494,589)
	$-	$-	$-	$-	$700,000

As of December 31, 2007 franchise acquisition costs are recorded at $0.

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company’s segments based on the nature of the product line of the acquired entity. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is tested for impairment on an annual basis and earlier if there is an indicator of impairment. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. The Company utilized a combination of valuation methods including a discounted cash flow analysis and the guideline companies’ method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that impairment did exist, and as a result, an impairment charge was recorded during the year.

Goodwill is attributable to the acquisitions of Discover and TCS. The Company in connection with the acquisition of Discover recorded goodwill of $1,016,570. The Company in connection with the acquisition of TCS recorded goodwill of $1,318,456. The Company recorded impairment losses of $32,787, $198,968, $0, $1,320,255 and $158,667 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, to reflect goodwill impairment on the acquisitions of Discover and TCS.

As of December 31, 2007 goodwill associated with the Discover acquisition is recorded at $784,815.

Mortgage Loans Held for Re-Sale

Prior to the year ending December 31, 2006, TCS funded on a pre-sold basis, subject to trailing documentation; generally five days or less, a portion of its residential mortgage loan portfolio. Mortgage loans held for resale were stated at the lower of cost or market in the aggregate. Cost was determined on an individual loan basis and includes nonrefundable fees and direct costs associated with the origination of loans. Market was determined by outstanding commitments and prevailing market prices. Gains represented the difference between the market price and the cost of the loan and recognized when the loan is sold. The risk of the loans declining in value below cost was considered minimal. The Company through its wholly-owned subsidiary TCS exited this market and experienced no losses from the mortgages it held for re-sale.

Accrued Expense and Other Liabilities

Accrued expenses and other liabilities consist of the following at December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Accrued compensation and taxes	$628,984	$572,645	$392,092	$407,048	$440,713
Accrued interest	60,203	143,102	220,484	77,735	103,500
Deferred income	-	-	40,037	61,258	22,805
Other accrued expense	-	-	-	40,317	65,505
	$689,187	$715,747	$652,613	$586,358	$632,523

Deferred Revenue and Liability Associated with Deferred Revenue

The Company holds an annual conference for its franchisees in its REF segment. Expenses and revenues related to the conference are deferred and realized at the time the conference is held.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were approximately $11,100, $12,100, $10,800, $100,200 and $44,800, respectively.

Revenue Recognition

Revenue from loan originations are recognized at the time the mortgage loan closes or is funded. Gain on sale of servicing mortgage loans represents service release premiums on loans originated in-house. The gain is recognized when the funded loan is sold and the proceeds are received. The majority of revenue receivables are collected within five business days. Real estate transaction fees are recognized at the closing of a real estate transaction by a franchisee. The Company does not service a loan portfolio and resells all of the loans it originates.

In accordance with Financial Accounting Standard No. 45, the Company defers the recognition of new franchise sales until the commencement of operations by the new franchisee. The new franchisee opens his real estate sales office in his “protected” territory and receives training and marketing support, real estate documents and other sales aids from the Company. These activities generally occur within one month of the purchase of the franchise. All costs, services and conditions related to new franchise sales have been incurred or performed prior to the recognition of income from new franchise sales.

Retirement Plans, Severance or Bonus Plans

The Company currently maintains a 401-K profit sharing plan through its subsidiary TCS (Plan) for the benefit of its employees. The Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. Prior to the year ended December 31, 2006 the Company had an additional plan through its subsidiary Discover (Discover Plan). The Discover Plan was merged during 2006 into the Plan. The Discover Plan, a defined contribution plan, contained an annual election whether to match or contribute up to $1,000 per employee per year based upon a 25% matching ratio. Eligible employees were able to contribute up to 15% of their annual compensation. The Company made no contributions to the Plan for the years ended December 31, 2007 and 2006. Company contributions to the Discover Plan for the years ended December 31, 2005, 2004 and 2003 were $4,401, $7,063 and $7,373, respectively.

Accounting for Share-Based Compensation

The Company accounts for share based compensation using Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of January 1, 2006.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48). FIN48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The adoption of this interpretation did not have a material impact on our financial statements.

Earnings per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted net income (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the offering of its varied services, or to enter into any or a sufficient number of joint ventures. The Company revenue to date has been steadily decreasing, even with the acquisition of TCS in 2003. There is no assurance that the Company can successfully rebuild its revenue base in 2008 to the scale that it will need to provide positive cash flow from operations. The Company’s service offerings along with the new FHA qualifying loan limits seem to be receiving market acceptance as the Company’s anticipated or projected revenue projects seem to be increasing in the 1st quarter of 2008, measured by its “pipeline” tool. There is no assurance that the Company can continue to improve upon its service offerings and projected revenue to reach positive cash flow let alone breakeven.

Since inception through December 31, 2007, the Company had an accumulated deficit of $11,294,505. Management of the Company believes that recent funding from the use of convertible debentures and the issuance of common stock in satisfaction of certain debt obligations will allow us to continue operations and execute our business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through December 31, 2008. Management believes sufficient funding can be secured through the use of its convertible debentures, as well as offerings of preferred and common stock through private placements to institutional and other finance sources. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated expansion and business plan.

These consolidated financial statements do not require any additional adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, see Note 1 of the notes to consolidated financial statements included in Item 7.

MARKET RISK

We are exposed to market risk related to changes in foreign currency exchange rates, commodity prices and interest rates, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculation or trading purposes. These financial exposures are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-KSB.

FIVE YEAR SELECTED FINANCIAL DATA

(in thousands)	2007	2006	2005	2004	2003

Revenues	$2,364	$3,667	$5,906	$7,264	$5,120
Gross margin	984	1,524	2,406	3,236	1,619
Net income (loss) from continuing operations	(819)	168	(973)	(3,401)	(1,426)
Net income from discontinued operations	-	-	-	-	189
Net income (loss)	(820)	166	(974)	(3,402)	(1,237)
Earnings (loss) from continuing operations per common share:
Basic	$(0.01)	$0.00	$(0.01)	$(0.05)	$(0.02)
Diluted	$(0.01)	$0.00	$(0.01)	$(0.05)	$(0.02)
Earnings from discontinued operations per common share:
Basic	$0.00	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share:
Basic	$(0.01)	$0.00	$(0.01)	$(0.05)	$(0.02)
Diluted	$(0.01)	$0.00	$(0.01)	$(0.05)	$(0.02)
Current assets	$212	$144	$854	$2,679	$2,925
Noncurrent assets	1,311	1,380	2,693	2,764	4,980
Current liabilities	1,699	2,148	5,818	6,651	5,628
Noncurrent liabilities	949	918	704	888	1,067
Total stockholders’ equity (deficit)	$(1,125)	$(1,542)	$(2,975)	$(2,096)	$1,210

ITEM 7. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Why USA Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Why USA Financial Group, Inc. as of December 31, 2007, 2006, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Why USA Financial Group, Inc. as of December 31, 2007, 2006, 2005, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9, to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Shared-Based Payment," as of January 1, 2006.

San Diego California May 2, 2008	/s/ PKF Certified Public Accountants A Professional Corporation

WHY USA FINANCIAL GROUP, INC.
Consolidated Balance Sheets
As of

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,176	$14,267	$144,283	$296,590	$881,185
Accounts receivables, net of allowance for doubtful accounts	59,325	102,515	128,434	248,790	225,417
Prepaid assets and other	106,287	27,098	31,575	55,651	-
Mortgage loans held for resale	-	-	549,750	2,077,775	1,817,929
Total current assets	211,788	143,880	854,042	2,678,806	2,924,531
PROPERTY AND EQUIPMENT—Net	497,484	532,155	1,640,358	1,700,815	1,761,294
GOODWILL	784,815	817,602	1,016,570	1,016,570	2,335,026
OTHER INTANGIBLE ASSETS—Net	-	-	-	-	700,000
OTHER NONCURRENT ASSETS	29,226	30,642	35,837	47,219	184,499
TOTAL	$1,523,313	$1,524,279	$3,546,807	$5,443,410	$7,905,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Warehouse and bank lines	$99,789	$99,574	$636,548	$2,071,256	$1,768,765
Current portion of obligation under capital leases	1,538	5,674	4,972	4,357	3,495
Current portion of notes payable and convertible debentures	473,319	775,226	2,531,226	1,862,600	1,300,000
Current portion of mortgage notes payable	88,427	183,369	1,520,391	1,531,670	1,403,986
Accounts payable	347,174	368,657	472,023	394,773	319,006
Accrued expense and other liabilities	689,187	715,747	652,613	586,358	632,523
Income taxes payable	-	-	-	200,000	200,000
Total current liabilities	1,699,434	2,148,247	5,817,773	6,651,014	5,627,775
MORTGAGE NOTES PAYABLE	839,307	526,072	547,049	575,794	751,328
NOTES PAYABLE AND CONVERTIBLE DEBENTURES	110,000	390,000	150,000	300,000	300,000
OTHER LONG-TERM LIABILITIES	-	1,891	7,337	12,024	16,380
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 250,000,000 shares authorized;
108,992,160, 92,319,434, 65,854,298, 64,892,760 and 63,892,760 shares issued and outstanding for 2007, 2006, 2005, 2004 and 2003, respectively	108,993	92,320	65,855	64,893	63,893
Additional paid in capital	10,059,684	8,839,933	7,599,446	7,505,937	7,410,055
Preferred Stock, $.01 par value, 50,000,000 shares authorized; 40,000 and no shares issued and outstanding for 2007 and 2006 through 2003	400	-	-	-	-
Accumulated deficit	(11,294,505)	(10,474,184)	(10,640,653)	(9,666,252)	(6,264,081)
Total stockholders’ equity (deficit)	(1,125,428)	(1,541,931)	(2,975,352)	(2,095,422)	1,209,867
TOTAL	$1,523,313	$1,524,279	$3,546,807	$5,443,410	$7,905,350
See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Consolidated Statement of Operations
For the Five Years Ended

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

NET REVENUES	$2,363,929	$3,667,648	$5,905,603	$7,264,144	$5,120,493

COST OF REVENUES	1,379,800	2,143,369	3,499,978	4,028,440	3,501,132

Gross margin	984,129	1,524,279	2,405,625	3,235,704	1,619,361

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,698,289	2,122,954	2,859,665	3,896,848	1,897,833
DEPRECIATION AND AMORTIZATION EXPENSE	48,227	59,837	62,635	193,410	277,129
IMPAIRMENT OF LONG -LIVED ASSETS	32,787	198,968	-	1,927,255	809,717
LOSS (GAIN) ON DISPOSAL OF FIXED AND
INTANGIBLE ASSETS	-	-	24,831	-	-

OPERATING INCOME (LOSS)	(795,174)	(857,480)	(541,506)	(2,781,809)	(1,365,318)

OTHER INCOME (EXPENSE):
Interest expense	(205,121)	(372,545)	(609,990)	(792,694)	(63,110)
Interest income	127	135,311	178,695	173,932	2,212
Gain on extinguishment of debt	49,867	1,229,012	-	-	-
Other income	131,580	33,771	-	-	-

Total other income (expense)	(23,547)	1,025,549	(431,295)	(618,762)	(60,898)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(818,721)	168,069	(972,801)	(3,400,571)	(1,426,216)
INCOME FROM DISCONTINUED OPERATIONS	-	-	-	-	189,038
Income tax expense	(1,600)	(1,600)	(1,600)	(1,600)	-

NET INCOME (LOSS)	$(820,321)	$166,469	$(974,401)	$(3,402,171)	$(1,237,178)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.01)	$0.00	$(0.01)	$(0.05)	$(0.02)
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$(0.01)	$0.00	$(0.01)	$(0.05)	$(0.02)

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.01)	$0.00	$(0.01)	$(0.05)	$(0.02)
Income from discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$(0.01)	$0.00	$(0.01)	$(0.05)	$(0.02)

WEIGHTED AVERAGE SHARES USED :
Basic	98,200,412	83,683,769	65,493,721	64,601,093	59,804,896
Diluted	98,200,412	89,947,450	65,493,721	64,601,093	59,804,896

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Consolidated Statement of Stockholders' Equity
For the Five Years Ended

	Common Stock			Preferred Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)
BALANCE—December 31, 2002	58,196,110	$58,196	$7,177,210	-	$-	$(4,277,814)	$2,957,592
Net loss	-	-	-	-	-	(1,237,178)	(1,237,178)
Issuance of common stock to a related party inconnection with purchase of property and land that was in excess of transferor's historical cost basis	1,100,000	1,100	27,400	-	-	(234,000)	(205,500)
Issuance of common stock to a related party in connection with purchase of property and land that was in excess of transferor's historical cost basis	2,189,650	2,190	-	-	-	(515,089)	(512,899)
Issuance of common stock as payment for services	1,550,000	1,550	153,450	-	-	-	155,000
Issuance of common stock as employee compensation	857,000	857	41,995	-	-	-	42,852
Warrants issued in connection with acquisition	-	-	10,000	-	-	-	10,000
BALANCE—December 31, 2003	63,892,760	63,893	7,410,055	-	-	(6,264,081)	1,209,867
Net loss	-	-	-	-	-	(3,402,171)	(3,402,171)
Issuance of common stock as payment for past services	1,000,000	1,000	74,000	-	-	-	75,000
Warrants issued in connection with termination fee, exerciseprice below fair market value	-	-	21,882	-	-	-	21,882
BALANCE—December 31, 2004	64,892,760	64,893	7,505,937	-	-	(9,666,252)	(2,095,422)
Net loss	-	-	-	-	-	(974,401)	(974,401)
Warrants issued in connection with termination fee, exerciseprice below fair market value	-	-	31,971	-	-	-	31,971
Issuance of common stock as payment for past services	961,538	962	61,538	-	-	-	62,500
BALANCE—December 31, 2005	65,854,298	65,855	7,599,446	-	-	(10,640,653)	(2,975,352)
Net income	-	-	-	-	-	166,469	166,469
Issuance of common stock in connection with conversion of notes payable and accrued interest	22,583,000	22,583	1,082,133	-	-	-	1,104,716
Issuance of common stock as payment for services	1,882,136	1,882	92,225	-	-	-	94,107
Warrants issued in connection with termination fee, exerciseprice below fair market value	-	-	1,900	-	-	-	1,900
Forfeiture of warrants	-	-	(33,771)	-	-	-	(33,771)
Issuance of common stock upon warrant conversion	2,000,000	2,000	98,000	-	-	-	100,000
BALANCE—December 31, 2006	92,319,434	92,320	8,839,933	-	-	(10,474,184)	(1,541,931)

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Consolidated Statement of Stockholders' Equity
For the Five Years Ended

	Common Stock			Preferred Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)

BALANCE—December 31, 2006	92,319,434	92,320	8,839,933	-	-	(10,474,184)	(1,541,931)
Net loss	-	-	-	-	-	(820,321)	(820,321)
Issuance of common stock in connection with conversion of notes payable and accrued interest	9,772,725	9,773	504,945	-	-	-	514,718
Issuance of common stock as payment for services	2,592,938	2,593	147,780	-	-	-	150,373
Issuance of preferred stock in connection with conversion of notes payable	-	-	399,600	40,000	400	-	400,000
Issuance of common stock in connection with conversion of accrued interest	3,307,063	3,307	118,426	-	-	-	121,733
Issuance of common stock in connection with settlement and payment of mortgage note payable	1,000,000	1,000	49,000	-	-	-	50,000
BALANCE—December 31, 2007	108,992,160	$108,993	$10,059,684	40,000	$400	$(11,294,505)	$(1,125,428)

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Consolidated Statement of Cash Flows
For the Five Years Ended

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(820,321)	$166,469	$(974,401)	$(3,402,171)	$(1,426,216)
Income from discontinued operations	-	-	-	-	189,038
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	48,227	59,837	62,635	193,410	277,129
Stock compensation expense	150,373	94,107	62,500	75,000	197,852
Gain on forfeiture of warrants issued	-	(33,771)	-	-	-
Gain on forgiveness/cancellation of debt	(49,867)	(1,229,012)	-	-	-
Impairments of long-lived assets	32,787	198,968	-	1,927,255	809,717
Forgiveness of notes receivable/accrued interest/termination fees	20,000	409,500	-	-	80,000
Provision for (benefit from) doubtful accounts	(47,955)	26,000	(12,653)	(34,347)	40,000
Loss on disposal of fixed assets and intangible assets	-	-	24,831	-	-
Termination fees associated with acquisition indebtedness	-	1,900	113,871	349,482	-
Effect of changes in operating assets and liabilities:
Trade receivables	91,145	(81)	133,009	10,974	71,717
Prepaid expenses and other current assets	(79,189)	4,477	24,076	(55,651)	-
Accounts payable	(21,483)	(103,366)	77,250	75,767	(48,534)
Accrued expenses	167,258	(105,752)	141,481	(46,165)	(299,956)
Other	(6,151)	2,740	(193,949)	113,624	82,829

Net cash used in operating activities	(515,176)	(507,984)	(541,350)	(792,822)	(26,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,989)	(4,991)	(21,678)	(18,074)	(259,680)
Cash acquired in purchase accounting of TCS	-	-	-	-	595,291
Deposit on building recovered	-	-	-	-	180,000

Net cash (used in) provided by investing activities	(5,989)	(4,991)	(21,678)	(18,074)	515,611

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Consolidated Statement of Cash Flows
For the Five Years Ended

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

(continued from prior page)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on revolving credit facility, net
of mortgages held for resale	215	12,776	93,317	42,645	84,442
Proceeds from mortgages payable	875,000	-	-	-	-
Repayments of mortgages payable	(626,707)	(65,073)	(40,024)	(47,850)	(22,007)
Repayment of notes payable and convertible debentures	(1,907)	(1,000,000)	-	-	-
Proceeds from notes payable and convertible debentures	312,500	1,340,000	361,500	235,000	(8,456)
Repayment of obligations under capital leases	(6,027)	(4,744)	(4,072)	(3,494)	(2,893)
Borrowing under capital leases	-	-	-	-	19,273
Proceeds from exercise of common stock equivalents	-	100,000	-	-	-

Net cash provided by financing activities	553,074	382,959	410,721	226,301	70,359

NET DECREASE IN CASH AND CASH EQUIVALENTS	31,909	(130,016)	(152,307)	(584,595)	559,546

CASH AND CASH EQUIVALENTS—Beginning of period	14,267	144,283	296,590	881,185	321,639

CASH AND CASH EQUIVALENTS—End of period	$46,176	$14,267	$144,283	$296,590	$881,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,600	$-	$-	$1,600	$-
Cash paid for interest	$68,529	$98,021	$186,181	$144,375	$49,062
Noncash investing and financing activities —
Purchase of property and land for common stock	$-	$-	$-	$-	$30,690
Issuance of common stock as payment for loan costs	$-	$-	$-	$-	$275,000
Acquisition debt of subsidiary and goodwill recordation	$-	$-	$-	$-	$1,308,456
Debt assumed in connection with property and land	$-	$-	$-	$-	$1,027,321
Notes payable and accrued interest tendered in exchange for equity	$521,733	$-	$-	$-	$-
Debt assumed in acquisition of property and land from related party	$-	$-	$-	$-	$500,000
Distribution in excess of transferor's basis	$-	$-	$-	$-	$(749,089)
Issuance of common stock as settlement payment	$50,000	$-	$-	$-	$-
Debt relief from foreclosure	$-	$1,839,426	$-	$-	$-
Property disposed of in foreclosure	$-	$1,055,812	$-	$-	$-
Convertible debentures tendered	$514,718	$1,104,716	$-	$-	$-
Issuance of warrants to promissory note holders	$-	$-	$-	$-	$10,000

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Five Years Ended December 31, 2007, 2006, 2005, 2004 and 2003

NOTE 1 – BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Principles of Consolidation and Basis of Accounting

The consolidated financial statements include the accounts of WHY USA Financial Group, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s policy is to use the accrual method of accounting and to prepare and present the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Prior year amounts have been reclassified to conform to current year presentation.

Business Activity and Organization

The consolidated financial statements of the Company include the parent company, WHY USA Financial Group, Inc., was incorporated as a Utah corporation in 1980 and reorganized as a Nevada corporation in 1983, Northwest Financial Ltd. (Northwest), acquired in 1999, incorporated as a Minnesota corporation, WHY USA North America, Inc. (NA) acquired in 1999, incorporated as a Wisconsin corporation, and TCS Mortgage, Inc. and its wholly-owned subsidiaries (TCS). TCS includes the parent company, TCS Mortgage, Inc. (acquired in 2003 by WHY USA Financial Group, Inc. and incorporated as a California corporation), TCS Realty, Inc. (Realty) formed in 2004 as a California corporation, and Discover Mortgage Corporation (Discover) acquired through a capital contribution from WHY USA Financial Group, Inc. and incorporated as a Minnesota corporation.

The Company through its subsidiary TCS is a mortgage broker and prior to the year ending December 31, 2006 TCS was a mortgage banker with its own line of credit; the Company through Realty is a full service realtor operating in the Southern California market; the Company through Discover provides mortgage broker services in the state of Minnesota; and the Company through its subsidiary NA provides franchised real estate operations to franchisees located in 14 states, these services center around the WHY USA -“America’s Real Estate Alternative®” - $990 program.

Discontinued Operations

The Company discontinued and abandoned five unprofitable subsidiaries located in Arizona, Wisconsin and Pennsylvania in 2002. Mortgage lending operations were discontinued at the First National MortgageBanc LLC (First National) and the Valley Financial Funding LLC (Valley) businesses, both located in Phoenix. The Scottsdale Arizona WHY USA real estate franchisee operation was sold at a loss, and the Advantage Realty WHY USA, Inc. (Advantage) business in Wisconsin was sold through a note receivable for a profit. The Pennsylvania operations, which were not significant, were also discontinued in 2002

Both First National and Valley were acquired on June 1, 2001 in a stock exchange accounted for as a purchase acquisition. The former owners of Valley and First National were to earn out additional shares based upon loan volume generated over specified time periods in 2001 and 2002. The shares based upon the earn outs were never issued by the Company. The Company also rescinded and placed stop transfers on all shares issued in connection with the Valley and First National acquisitions. The Company believes that material misrepresentation by these entities at the time of their acquisition, which allowed the Company to rescind the transactions in their entirety.

The operations of First National and Valley provided significant losses from the date of acquisition in June, 2001 through the rescission in late November, 2002. The Company recorded a liability of $189,038 relative to an operating lease which the Company had cosigned for First National and Valley. The Company recorded a gain of $189,038 during the year ended December 31, 2003 with the disposition of the operating lease and settlement of all claims arising from First National and Valley.

Advantage was sold by the Company for a note receivable of $175,000 on March 1, 2002. The Company previously acquired this franchise from a former franchisee. The purchaser made three payments totaling $17,219 in 2003 and one payment $10,000 in 2004. The Company received no additional payments during 2004 and wrote off the unpaid balance of $35,000.

For the year ended December 31, 2003 the Company presented these activities as discontinued operations as these businesses meet the criteria as a component of an entity under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, any operating results of these businesses are presented in the Company’s Consolidated Statements of Operations as discontinued operations, net of income tax, and all prior periods have been reclassified.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentration of Risk

The Company maintains checking, money market and savings accounts at financial institutions located in California and Minnesota. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of December 31, 2007 the Company did not have any uninsured cash balances. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Accounts and Notes Receivable, Allowances and Fair Market Value

Accounts receivable, net of allowance for doubtful accounts consist of the following at December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Accounts receivable	$79,629	$100,049	$134,771	$139,624	$164,242
Other receivables	10,113	66,466	31,663	159,819	146,175
Total accounts receivable	89,742	166,515	166,434	299,443	310,417
Less allowance for doubtful accounts	(30,417)	(64,000)	(38,000)	(50,653)	(85,000)
	$59,325	$102,515	$128,434	$248,790	$225,417

In accordance with Financial Accounting Standard No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company has an allowance for doubtful accounts of approximately $30,417 at December 31, 2007. Bad debts totaled $19,958, $49,170, $0, $34,347 and $54,973 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. The Company has experienced no credit losses in its mortgage lending operations.

Segment Information

The Company operates in two segments: Real Estate Franchise (REF) and Mortgage Brokerage (MB). The Company has no intersegment revenues that are material to the overall consolidated financial statements. The Company does not currently segregate assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets which are segregated as “corporate.” The Company has determined that it is not useful to assign its shared assets to individual segments. Based on the aggregation criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) the Company’s service offerings in the MB segment share similar economic characteristics, but are different from the economic characteristics of the service offerings of our REF segment. As a result of using the aggregation guidelines under SFAS 131, there is no logical subgrouping of service offerings within either the MB or REF segments.

Financial Instruments

The carrying amounts of financial instruments such as cash, accounts receivable, prepaid  and other current assets, mortgage loans held for resale, accounts payable, accrued expenses and other current liabilities, warehouse and bank lines, mortgage notes payable, promissory notes and debentures payable and capital leases approximate the related fair values due to the short-term maturities of these instruments.

Brokered Loan Fees

Loan fees include direct origination fees and brokered loan fees. Deferred origination fees and expenses are recognized at the time a loan is sold, and servicing is released. Brokered loan fees represent fees received by TCS and Discover for placing a loan with a lender, whereby no further obligation exists.  The loan fee is recognized at the time the borrower and lender sign final loan documents and the loan is funded.

Property and Equipment Capitalization Policies

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using both the straight-line and accelerated methods (double declining balance method).  Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.

Franchise Amortization and Impairment of Long-Lived Assets

Franchise acquisition fees include $1,994,589, paid for the system acquired in the initial NA acquisition, and $200,000 from the acquisition of the Arizona franchisee rights. Total costs were being amortized over 12 years using the straight-line method starting in the year of acquisition.

The Company recorded an impairment loss of $603,000 and $651,050 for the years ending December 31, 2004 and 2003, respectively, to reflect impairment on the initial NA acquisition franchise costs. The impairment loss is equal to the amount by which the carrying value of these assets exceeded their estimated fair market value as of the end of the period. Franchise acquisition fees as of December 31, 2004 were fully reserved for by the Company.

Net franchise fees consist of the following at December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Franchise acquisition fees - WHY USA	$1,994,589	$1,994,589	$1,994,589	$1,994,589	$1,994,589
Franchise rights - Arizona	200,000	200,000	200,000	200,000	200,000
Total other intangible assets	2,194,589	2,194,589	2,194,589	2,194,589	2,194,589
Less accumulated amortization and impairment	(2,194,589)	(2,194,589)	(2,194,589)	(2,194,589)	(1,494,589)
	$-	$-	$-	$-	$700,000

As of December 31, 2007 franchise acquisition costs are recorded at $0.

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Goodwill is allocated to the Company’s segments based on the nature of the product line of the acquired entity. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is tested for impairment on an annual basis and earlier if there is an indicator of impairment. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. The Company utilized a combination of valuation methods including a discounted cash flow analysis and the guideline companies’ method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that impairment did exist, and as a result, an impairment charge was recorded during the year.

Goodwill is attributable to the acquisitions of Discover and TCS. The Company in connection with the acquisition of Discover recorded goodwill of $1,016,570. The Company in connection with the acquisition of TCS recorded goodwill of $1,318,456. The Company recorded impairment losses of $32,787, $198,968, $0, $1,320,255 and $158,667 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, to reflect goodwill impairment on the acquisitions of Discover and TCS.

As of December 31, 2007 goodwill associated with the Discover acquisition is recorded at $784,815.

Mortgage Loans Held for Re-Sale

Prior to the year ended December 31, 2006, TCS funded on a pre-sold basis, subject to trailing documentation; generally five days or less, a portion of its residential mortgage loan portfolio. Mortgage loans held for resale were stated at the lower of cost or market in the aggregate. Cost was determined on an individual loan basis and includes nonrefundable fees and direct costs associated with the origination of loans. Market was determined by outstanding commitments and prevailing market prices. Gains represented the difference between the market price and the cost of the loan and recognized when the loan is sold. The risk of the loans declining in value below cost was considered minimal. The Company through its wholly-owned subsidiary TCS exited this market and experienced no losses from the mortgages it held for re-sale.

Accrued Expense and Other Liabilities

Accrued expenses and other liabilities consist of the following at December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Accrued compensation and taxes	$628,984	$572,645	$392,092	$407,048	$440,713
Accrued interest	60,203	143,102	220,484	77,735	103,500
Deferred income	-	-	40,037	61,258	22,805
Other accrued expense	-	-	-	40,317	65,505
	$689,187	$715,747	$652,613	$586,358	$632,523

Deferred Revenue and Liability Associated with Deferred Revenue

The Company holds an annual conference for its franchisees in its REF segment. Expenses and revenues related to the conference are deferred and realized at the time the conference is held.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were approximately $11,100, $12,100, $10,800, $100,200 and $44,800, respectively.

Revenue Recognition

Revenue from loan originations are recognized at the time the mortgage loan closes or is funded. Gain on sale of servicing mortgage loans represents service release premiums on loans originated in-house. The gain is recognized when the funded loan is sold and the proceeds are received. The majority of revenue receivables are collected within five business days. Real estate transaction fees are recognized at the closing of a real estate transaction by a franchisee. The Company does not service a loan portfolio and resells all of the loans it originates.

In accordance with Financial Accounting Standard No. 45, the Company defers recognition of new franchise sales until the commencement of operations by the new franchisee. The new franchisee opens his/her real estate sales office in his/her “protected” territory and receives training and marketing support, real estate documents and other sales aids from the Company. These activities generally occur within one month of the purchase of the franchise. All costs, services and conditions related to new franchise sales have been incurred or performed prior to the recognition of income from new franchise sales.

Retirement Plans, Severance or Bonus Plans

The Company currently maintains a 401-K profit sharing plan through its subsidiary TCS (Plan) for the benefit of its employees. The Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. Prior to the year ended December 31, 2006 the Company had an additional plan through its subsidiary Discover (Discover Plan). The Discover Plan was merged during 2006 into the Plan. The Discover Plan, a defined contribution plan, contained an annual election whether to match or contribute up to $1,000 per employee per year based upon a 25% matching ratio.  Eligible employees were able to contribute up to 15% of their annual compensation. The Company made no contributions to the Plan for the years ended December 31, 2007 and 2006. Company contributions to the Discover Plan for the years ended December 31, 2005, 2004 and 2003 were $4,401, $7,063 and $7,373, respectively.

Accounting for Share-Based Compensation

The Company accounts for share based compensation using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of January 1, 2006.

Prior to January 1, 2006, the Company accounted for its share-based awards under the recognition and measurement principles of APB 25 and its related interpretations and adopted the disclosure only provision of SFAS 123. Accordingly, no compensation cost was recognized for the employee stock option plan or employee stock purchase plan under the fair value recognition provisions of SFAS 123.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48). FIN48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The adoption of this interpretation did not have a material impact on our financial statements.

Earnings per Share

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted income (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised.

Diluted income (loss) per share reflects the potential dilution that could occur from the following items:

•	Convertible debentures where the effect of those securities is dilutive;

•	Dilutive stock options; and

•	Dilutive common stock warrants.

Computation for diluted income per share for the year ending December 31, 2006 was:

BASIC NET INCOME	$166,469

Interest expense – convertible debentures (net of tax)	44,533

DILUTED NET INCOME	$211,002

WEIGHTED AVERAGE SHARES USED IN FULLY DILUTED COMPUTATION :

Basic	83,683,769

Convertible debentures - 2003	1,500,000
Convertible debentures - 2005	1,539,185
Convertible debentures - 2006	3,224,496

Diluted	89,947,450

Recent Accounting Pronouncements

In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 160, Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 141R, Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see below). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. As a result, the adoption of the statement could have a material impact on the future operations of the Company based on future acquisitions as well as the resolution of certain acquired tax items.

In June 2007, the Emerging Issues Task Force (EITF) reached Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities (EITF No. 07-03). EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). The provisions of this EITF are applicable for new contracts entered into on or after the effective date. Earlier application is not permitted. The Company does not expect the adoption of EITF 07-03 to have a material impact on its results of operations and financial position.

In December 2007, the FASB ratified EITF Issue No. 07-01, Accounting for Collaborative Arrangements (EITF 07-01).  EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company).  EITF 07-01 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company does not expect the adoption of EITF 07-01 to have a material impact on its results of operations and financial position

In August 2007, FASB issued for comment a proposed FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) that would significantly impact the accounting for convertible debt. The FSP would require cash settled convertible debt, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond. We are currently evaluating the impact on operations upon the adoption. FSP APB 14-a, if approved, will become effective January 1, 2009, and require retrospective application. The Company does not believe that the adoption of this statement will have a material impact on its financial condition.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax benefits shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company adopted this provision beginning January 1, 2007. Net impact due to the adoption of FIN 48 was $0.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the offering of its varied services, or to enter into any or a sufficient number of joint ventures. The Company revenue to date has been steadily decreasing, even with the acquisition of TCS in 2003. There is no assurance that the Company can successfully rebuild its revenue base in 2008 to the scale that it will need to provide positive cash flow from operations. The Company’s service offerings along with the new FHA qualifying loan limits seem to be receiving market acceptance as the Company’s anticipated or projected revenue projects seem to be increasing in the 1st quarter of 2008, measured by its “pipeline” tool. There is no assurance that the Company can continue to improve upon its service offerings and projected revenue to reach positive cash flow let alone breakeven.

Since inception through December 31, 2007, the Company had an accumulated deficit of $11,294,505. Management of the Company believes that recent funding from the use of convertible debentures and the issuance of common stock in satisfaction of certain debt obligations will allow us to continue operations and execute our business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through December 31, 2008. Management believes sufficient funding can be secured through the use of its convertible debentures, as well as offerings of preferred and common stock through private placements to institutional and other finance sources. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated expansion and business plan.

These consolidated financial statements do not require any additional adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 – BUSINESS COMBINATIONS

In June 2001, the FASB adopted SFAS No. 141 (SFAS 141) “Business Combinations,” SFAS No. 142 (SFAS 142) “Goodwill and Other Intangible Assets” and in August 2001, SFAS No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company's accounting procedures have been amended to adapt these statements at the earliest date the statements became effective. The Company's franchise costs do not meet the criteria of being classified as goodwill as they represent contractual or other legal rights over the control of future economic benefits, as such they will continue to be amortized over twelve years. The Company historically expends marketing and advertising expenses to enlarge its franchise base through the installation of new franchises; however over the past few years more franchises have closed than opened. The Company's franchise transaction revenues have declined to $182,461 for the year ended December 31, 2007 from $367,203 for the year ended December 31, 2003. The historical cost value of the Company's franchises declined as the Company amortized the franchise costs. The Company believes that its WHY USA franchise should sell at some multiple of its transaction fees; however continuing losses have a significant impact on a buyer's perception of franchise system’s value. Given the impact of the previously discussed factors the Company recorded impairment losses of $700,000 and $651,050 for the years ended December 31, 2004 and 2003, respectively, for the NA acquisition.  Impairment loss is equal to the amount by which the carrying value of the assets exceeded their estimated fair market value.

The Company during the year ended December 31, 2002 issued 1,177,140 shares of common stock for all of the outstanding equity of Discover. During the year ended December 31, 2002 the Company issued an additional 12,000,000 shares of common stock to the former shareholders of Discover based on the completion of several performance benchmarks and recorded goodwill of $1,016,570. The Company for the years ended December 31, 2007 and 2006, recorded an impairment loss through its subsidiary, TCS, of $32,787 and $198,968, respectively. Impairment loss is equal to the amount by which the carrying value of these assets exceeded their estimated fair market value as of the valuation date.

Goodwill is the excess of the purchase price paid for acquired entity over the fair value of the assets and liabilities acquired. The Company recognized $1,318,456 in goodwill with respect to its acquisition of TCS. The allocation of the purchase price of TCS Mortgage, Inc., was as follows:

Cash	$595,291
Accounts receivable	65,355
Mortgages held for resale	1,817,929
Equipment, net	31,949
Deposits and prepaid assets	61,898
Goodwill	1,318,456
Minus assumed liabilities	(2,280,878)

Total purchase price	$1,610,000

Due to a significant decline in TCS’s mortgage and real estate business post acquisition, the Company for the year ended December 31, 2004 recorded an impairment loss of $1,318,456. Impairment loss is equal to the amount by which the carrying value of these assets exceeded their estimated fair market value as of the valuation date.

NOTE 3 – BUSINESS SEGMENTS

The Company has two reportable segments: real estate franchise (REF) and mortgage origination/brokering (MB). The Company operations are conducted regionally within the United States; Upper Midwestern states as well as the Southwest (which includes Southern California and Nevada).

The Company does not have intersegment revenues that are material to the consolidated financial statements. In addition, the Company does not segregate all assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful, nor appropriate, to assign its shared assets to individual segments.

The Company’s accounting policies for both of its segments are the same as those described in the summary of significant accounting policies and significant accounts. Management evaluates segment performance based on segment profit or loss before income taxes and non-recurring gains and losses. Transfers between segments, if occurring, are valued at market.

The table below reports segment financial information. Our segment entitled “Other” includes assets and operations not specifically associated with the other defined segments, including corporate assets and investments. We measure the performance of our segments based on total net revenues less costs of revenues and general and administrative expenses, a measure we define as net operating income (loss) (NOI). We believe that NOI is an important supplemental measure of operating performance for our segments because it provides a measure of the core operations that is unaffected by depreciation, amortization, financing and other non-core expenses; this measure is particularly useful in our opinion in evaluating the performance of segments, as well as individual subsidiaries.

	Real Estate	Mortgage
	Franchise	Brokerage	Other	Total

For year ending December 31, 2007
Revenues	$182,461	$2,179,811	$1,657	$2,363,929
Cost of revenues	37,675	1,342,125	-	1,379,800
General and administrative expenses	98,582	1,124,083	475,624	1,698,289
Net operating income(loss)	$46,204	$(286,397)	$(473,967)	$(714,160)

Additions(dispositions) to segmented assets	$12,920	$(91,052)	$77,166	$(966)

Segment assets at December 31, 2007	$68,645	$1,365,736	$88,932	$1,523,313

For year ending December 31, 2006
Revenues	$255,536	$3,412,112	$-	$3,667,648
Cost of revenues	58,937	2,084,432	-	2,143,369
General and administrative expenses	185,990	1,666,835	270,129	2,122,954
Net operating income(loss)	$10,609	$(339,155)	$(270,129)	$(598,675)

Additions(dispositions) to segmented assets	$(22,157)	$(1,999,052)	$(1,319)	$(2,022,528)

Segment assets at December 31, 2006	$55,725	$1,456,788	$11,766	$1,524,279

For year ending December 31, 2005
Revenues	$370,844	$5,534,649	$110	$5,905,603
Cost of revenues	131,900	3,368,078	-	3,499,978
General and administrative expenses	145,740	2,420,450	293,475	2,859,665
Net operating income(loss)	$93,204	$(253,879)	$(293,365)	$(454,040)

Additions(dispositions) to segmented assets	$(31,485)	$(1,832,574)	$(32,544)	$(1,896,603)

Segment assets at December 31, 2005	$77,882	$3,455,840	$13,085	$3,546,807

For year ending December 31, 2004
Revenues	$367,330	$6,892,210	$4,604	$7,264,144
Cost of revenues	23,723	4,004,717	-	4,028,440
General and administrative expenses	298,563	3,066,102	532,183	3,896,848
Net operating income(loss)	$45,044	$(178,609)	$(527,579)	$(661,144)

Additions(dispositions) to segmented assets	$(720,879)	$(384,197)	$(1,356,864)	$(2,461,940)

Segment assets at December 31, 2004	$109,367	$5,288,414	$45,629	$5,443,410

For year ending December 31, 2003
Revenues	$367,203	$4,753,290	$-	$5,120,493
Cost of revenues	93,912	3,407,220	-	3,501,132
General and administrative expenses	337,128	906,176	654,529	1,897,833
Net operating income(loss)	$(63,837)	$439,894	$(654,529)	$(278,472)

Additions(dispositions) to segmented assets	$(819,531)	$2,143,556	$2,720,949	$4,044,974

Segment assets at December 31, 2003	$830,246	$5,672,611	$1,402,493	$7,905,350

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our Consolidated Statement of Operations:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

NET OPERATING INCOME (LOSS) FROM SEGMENTS	$(714,160)	$(598,675)	$(454,040)	$(661,144)	$(278,472)

DEPRECIATION AND AMORTIZATION EXPENSE	48,227	59,837	62,635	193,410	277,129
IMPAIRMENT OF LONG -LIVED ASSETS	32,787	198,968	-	1,927,255	809,717
LOSS (GAIN) ON DISPOSAL OF FIXED AND
INTANGIBLE ASSETS	-	-	24,831	-	-
OPERATING INCOME (LOSS)	(795,174)	(857,480)	(541,506)	(2,781,809)	(1,365,318)
OTHER INCOME (EXPENSE):
Interest expense	(205,121)	(372,545)	(609,990)	(792,694)	(63,110)
Interest income	127	135,311	178,695	173,932	2,212
Gain on extinguishment of debt	49,867	1,229,012	-	-	-
Other income	131,580	33,771	-	-	-
Total other income (expense)	(23,547)	1,025,549	(431,295)	(618,762)	(60,898)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(818,721)	$168,069	$(972,801)	$(3,400,571)	$(1,426,216)

NOTE 4 - WAREHOUSE AND BANK LINES OF CREDIT

The Company through its Discover operations has a line of credit with a financial institution to meet short-term working capital requirements. Under this credit facility the Company has $100,000 of unsecured revolving line credit which bears interest payable monthly at prime plus 3.75% per annum. There are no parent guarantees or covenants associated with this facility.

As of December 31, 2007, 2006, 2005, 2004 and 2003 the line of credit balance with stated year-end interest rate was $99,789 and 11.50%, $99,574 and 12.00%, $99,124 and 9.00%, $78,311 and 9.00%, and $84,442 and 7.75%, respectively.

The Company, prior to the 4th quarter of 2006, held a warehouse line of credit through its TCS operations. The warehouse line provided the Company through its TCS subsidiary the ability to fund loans through a financial institution, and then package them for re-sale. The Company paid all fees associated with the credit facility. Under the warehouse line the Company could borrow up to $9,500,000 to fund loans (as of December 31, 2003), with a reduction to $7,500,000 (as of December 31, 2004) until exiting the loan funding market in 2006. The Company has not experienced one default or loss on loans funded through this facility. The Company paid interest on the warehouse line at LIBOR plus 4.43%. The warehouse line was personally guaranteed by several officers of TCS.

As of December 31, 2005, 2004 and 2003 the outstanding warehouse line payable with stated year-end interest rate was $537,424 and 9.25%, $1,992,945 and 7.53% and $1,684,323 and 5.89%, respectively.

NOTE 5 – MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $4,000, interest at 8.5% per annum, due and payable September 2004, guaranteed by an officer of the Company	$-	$-	$395,833	$403,024	$415,075
Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $4,275, interest at 8.25% per annum, due and payable September 2004, guaranteed by an officer of the Company	-	-	443,593	449,911	462,246
Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $6,067 including interest at 9.0% per annum with all unpaid principal due February 2008, collateralized by a building	-	559,441	578,014	604,529	627,993
Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $8,294 including interest at 7.75% per annum with all unpaid principal due November 2010, collateralized by a building	872,734	-	-	-	-
Note Payable - individual (related party) (secured by property), principal, and interest and “termination fee” due June 2004. Interest payable at prime plus 3%, default interest at prime plus 7%. Certain financial covenants apply	-	-	500,000	500,000	500,000
Note Payable - individual (secured by property), interest due monthly. Interest payable at 7.5%, note due and payable January 2005.	55,000	150,000	150,000	150,000	150,000
Total mortgage notes payable	927,734	709,441	2,067,440	2,107,464	2,155,314
Less current maturities	88,427	183,369	1,520,391	1,531,670	1,403,986
Long term portion of mortgage notes payable	$839,307	$526,072	$547,049	$575,794	$751,328

Maturities of mortgage notes payable listed above at December 31, 2007, are as follows:

For the years ending December 31,
2008	$88,427
2009	36,112
2010	803,195
$927,734

Mortgage Notes Payable Associated with Purchase of Land and Buildings

The Company acquired an office building located in suburban Minneapolis valued at $925,000 from a former officer and director on January 31, 2003. The land and building has been recorded in the financial statements at $417,000 which represents the former officer and director's cost basis in accordance with SEC Regulation S-X, Staff Accounting Bulletins, Topic 5-G, “Transfers of Nonmonetary Assets by Promoters or Shareholders” (Topic 5-G), which requires that assets purchased in exchange for stock in whole or part from a shareholder should be recorded at the shareholder's historical cost basis.

The purchase value of $925,000 has been allocated as follows:

Land	$100,000
Building	317,000
Distribution to stockholders’ equity	508,000
$925,000

The Company obtained a mortgage from a financial institution in the amount of $650,000, and issued 1,000,000 shares of common stock to the former officer and director as additional consideration.

The Company acquired two office buildings located adjacent to each other in Woodbury, Minnesota valued at $2,000,000 from a former officer and director on December 31, 2003. The Company as part of the purchase assumed two mortgages from one financial institution valued at $462,246 and $415,075, respectively, and executed two additional mortgage notes payable in the amount of $500,000 and $150,000, respectively, and issued 2,189,650 shares of common stock to the former officer and director as additional consideration.

The land and building has been recorded in the financial statements at $1,081,466 which represents the former officer and director’s cost basis in accordance with SEC Regulation S-X Topic 5-G.

The purchase value of $2,000,000 has been allocated as follows:

Land	$800,000
Building	281,466
Distribution to stockholders’ equity	918,534
$2,000,000

Disposition of Mortgage Notes Payable - Foreclosure and Sale of Property

During the year ended December 31, 2005 the Company was unable to meet its financial obligations on the two mortgage notes payable secured by the Woodbury, Minnesota properties. The Company was afforded a cure period in order to bring the financial obligations current.

The Company was not able to cure and went into default on the mortgage notes payable with the financial institution. The two properties entered into foreclosure and title transferred through a court ordered sheriff’s sale early in 2006. The Company recognized gain on extinguishment of debt of $481,866 from the disposition of the two properties and the relief of the underlying debt obligations for the year ended December 31, 2006.

As part of the sheriff’s sale the Company was relieved of its $500,000 mortgage note payable to a former director of the Company which was recorded as a second mortgage on the two Woodbury, Minnesota properties. The remaining $150,000 mortgage note payable included as part of the original assumption and purchase of the Woodbury, Minnesota properties was not disposed of in the sheriff’s sale. The holder of the $150,000 mortgage note payable proceeded with legal action for remedy and collection. See – Settlement and Mediated Judgment $150,000 Mortgage Note Payable.

As part of the purchase of the Woodbury, Minnesota properties, the Company agreed to pay the former director of the Company, the holder of the $500,000 mortgage note, a termination fee. The termination fee required, for each month or partial month thereafter that any principal, interest or other amount remains unpaid; the Company shall issue 167,000 warrants to exercise on a one-for-one basis a share of common stock at $0.05 per share. The Company recognized expense for the difference between fair market value of the underlying common stock over the exercise price of the warrants for each period in which the warrants were issued.

As part of the forgiveness of the right of redemption, the Company received from the holder of the $500,000 mortgage note, $100,000 as payment for the conversion of 2,000,000 warrants exercisable into 2,000,000 shares of common stock, and the forfeiture of all remaining warrants that the holder may have title to. The holder forfeited the remaining 3,678,000 warrants.

The number of warrants to be issued per the termination fee at December 31, 2005, 2004 and 2003 were 4,175,000, 2,171,000 and 167,000, respectively. The Company recognized for the years ended December 31, 2006, 2005, 2004 and 2003 $1,900, $31,971, $21,882 and $0, in expense associated with the issuance of the warrants. The Company for the year ended December 31, 2006 recognized $33,771 in other income from the forfeiture of 3,678,000 warrants by the holder.

Settlement and Mediated Judgment $150,000 Mortgage Note Payable

During the year ended December 31, 2007 the Company entered into a settlement and mediated judgment with the holder of the $150,000 mortgage note payable. The settlement required payments of $175,000 in cash and the issuance of 1,000,000 shares of the Company’s common stock to the holder. At December 31, 2007 the Company owed $55,000 on the mediated judgment. Pursuant to the settlement agreement the Company was obligated to make the final payment to the holder on or before March 11, 2008. The Company has the right to redeem or first right of refusal to repurchase the shares from the holder at any time for 3 years in whole or in part at a price of $0.05 per share.

Refinance of Discover Building and Land

During the year ended December 31, 2007 the Company refinanced its property located in Minneapolis, Minnesota. The prior mortgage note payable was set to mature in February 2008. The Company through another financial institution entered into a new mortgage note payable to pay off the prior mortgage note payable. The new mortgage note matures in November 2010 and is collateralized by the building and land. The new mortgage note is personally guaranteed as well by a director of the Company in the event of default.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Note Payable - corporate entity (related party) (secured by all the assets of the Company), principal, and interest and “termination fee” due December 2004. Interest payable at prime plus 3%, default interest at prime plus 7%. Certain financial covenants apply	$-	$-	$1,709,500	$1,627,600	$1,300,000
Convertible Debentures - TCS acquisition, 21 members, principal and interest due and payable November 2006, monthly payments of interest in arrears at 7.5% per annum. Certain payment restrictions apply and the debentures are convertible into common stock of the Company at a price of $0.20 per share	300,000	300,000	300,000	300,000	300,000
Note Payable - corporate entity (related party) principal and interest due and payable December 2005. Interest accrues at 12.0% per annum and if payment is not made by January 1, 2006 the interest reverts to the default rate of 18.0% per annum, and may be called by the holder of the debt	-	400,000	400,000	235,000	-
Note Payable - individual, principal and interest due and payable December 2008, interest at 5.03% per annum and the note is unsecured.	73,319	75,226	75,226	-	-
Note Payable - individual, interest due and payable each month, interest at 7.0% per annum, note is due and payable June 2006	-	-	46,500	-	-
Convertible Debentures - 2005 investment by five investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	100,000	100,000	150,000	-	-
Convertible Debentures - 2006 investment by four investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock.	60,000	290,000	-	-	-
Convertible Debentures - 2007 investment by one investor, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	50,000	-	-	-	-
Total notes payable and convertible debentures	583,319	1,165,226	2,681,226	2,162,600	1,600,000
Less current maturities	473,319	775,226	2,531,226	1,862,600	1,300,000
Long term portion of notes payable and convertible debentures	$110,000	$390,000	$150,000	$300,000	$300,000

Maturities of notes payable and convertible debentures listed above at December 31, 2007, are as follows:

For the years ending December 31,
2008	$473,319
2009	60,000
2010	50,000
$583,319

Note Payable - $1,300,000

Since December 31, 2004 the Company had been in default with respect to its note payable used as partial payment to acquire the TCS business. This note was secured by all assets of the Company and its wholly-owned subsidiaries. Interest rate was Prime plus 3%. Debt covenants were that the Company maintained a minimum aggregate cash balance of $500,000 and that expenditures exceeding $10,000 required prior approval. The Company agreed to pay a termination fee of $27,300 for each month any note principal remained outstanding. The holder may elect, at their discretion, to accept warrants in lieu of the cash termination fee. The warrants that accrue shall equal 3.3% of the fully diluted equity of the Company which is comprised of common and preferred stock, including outstanding warrants, convertible debentures, options or any other obligations to issue equity of the Company. During the life of the note payable, under the treasury method of accounting the Company was required to issue up to 2,295,671 warrants at an exercise price of $0.05 per share.

Accrued monthly termination fees which are included in the principal balance at December 31, 2005, 2004 and 2003 were $409,500, $327,600 and $0, respectively. The holders of the note payable agreed to fix or cap the termination fees during 2005 at $409,500. This cap was agreed to as a pretext to a settlement with the Company. The number of warrants to be issued per the termination fee at December 31, 2005, 2004 and 2003 were 2,295,671, 2,272,212 and 1,448,449, respectively. The Company did not recognize any expense associated with the issuance of the warrants as the cash termination fee was in excess of the value attributed to the fair market value of the underlying common stock over the exercise price of the warrants for each period.

The Company during the second quarter of 2006 entered into an agreement to settle the entire amount due to the note holder for $1,000,000. This included the payment or waiver of all accrued interest as well as termination fees, and the cancellation of all outstanding warrants that were due under the note. The Company recorded a gain on extinguishment of debt of $747,146 during the year ended December 31, 2006.

Convertible Debentures 2003

As of December 31, 2007 the Company was in default with respect to its $300,000 in convertible debentures (the 2003 Debentures). The 2003 Debentures were due and payable November 30, 2006.  The 2003 Debentures bear interest at a rate of 7.5% per annum payable in arrears by one month. Interest payments may be deferred until maturity, based on a formula provided that the Company is showing a net loss or negative earnings before interest, taxes, depreciation and amortization (EBITDA). The Company has the right to pay principal and accrued interest through common stock of the Company provided that the average closing price of the Company's common stock exceeds $0.20 for ten consecutive trading days prior to the date of payment. The 10 holders of the 2003 Debentures have the option to convert into shares of common stock at anytime subject to 30 days prior notice to the Company. The debentures are convertible at $0.20 per common share.

Note Payable - $400,000

As of December 31, 2006 the Company was in default with respect to its note payable in the amount of $400,000. The Company entered into an agreement to fund working capital requirements from an entity (ies) owned by both a current director and a former director of the Company which required the repayment of the note balance prior to January 1, 2006. The note payable bore interest at 12.0% per annum with a default interest rate of 18.0% which began January 1, 2006. The Company entered into an agreement with the holders of the note payable to exchange the debt and accrued interest at the non-default rate into equity of the Company. The Company issued 3,307,063 shares of common stock in exchange for $121,733 in accrued interest, and 40,000 shares of conditionally (or non-mandatorily) redeemable convertible cumulative preferred stock in exchange for the note payable of $400,000. The Company recognized gain on extinguishment of debt in the amount of $49,867 for the year ended December 31, 2007.

Convertible Debentures 2005, 2006, 2007

As of December 31, 2007 the Company had outstanding $210,000 in convertible debentures (the Post-2003 Debentures). The Post-2003 Debentures are due and payable three years from the date of the original issuance.  The Post-2003 Debentures bear interest at a rate of 7.0% per annum payable monthly. The 8 holders of the Post-2003 Debentures have the option to convert into shares of common stock upon written notice to the Company. The debentures are convertible into common stock at a price equal to 93% of the average 30 day closing price of the Company’s publicly traded common stock prior to notice of conversion.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space for its subsidiaries in two markets, San Diego and Las Vegas. The Company for its Minnesota operations occupies space in its building located in Minneapolis. The Company’s TCS subsidiary leases office space under an operating lease that expires in 2009 and certain other space on a month-to-month basis. The Company’s NA subsidiary leased office space under a month-to-month lease with triple-net requirements. Prior to April 2007, NA was under a long term lease commitment for its facilities.

The Company leases equipment under both capital and operating leases. Future minimum operating and capital lease commitments are as follows:

Capital Lease Obligations		Operating Lease Obligations
2008	$1,577	2008	$24,793
2009	-	2009	2,000
2010	-	2010	-
2011	-	2011	-
Thereafter	-	Thereafter	-
Total capital leases	1,577	Total minimum lease payments	$26,793
Less interest portion	(39)
	$1,538

Rent expense for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 was $171,000, $181,500, $228,500, $333,000 and $118,000, respectively.

Lease Income

The Company leases a portion of its Minneapolis office space to various tenants, which require them to pay a monthly base rent. Most tenants are on a month-to-month agreement with the Company. Of the tenants currently occupying the building, the Company has one long term lease tenant. Monthly rental payments are $1,470 and the lease term is three years. The lease expires in June 2010.

Future income from rental leases are as follows for the years ending December 31:

Future Lease Income
2008	$17,640
2009	17,640
2010	8,820
2011	-
Thereafter	-
Total lease income	$44,100

Executive Employment Agreements

The Company has an executive employment agreement with its chief executive officer which provides for cash compensation of $100,000 per annum as well as equity compensation of $75,000 per annum. As of December 31, 2007 the Company has included in accrued expense approximately $535,000 in compensation due to its executive officer. As part of the Company’s agreement with the executive officer the Company will issue shares of common stock based on a pre-determined formula for the past due compensation and enter into a new employment agreement with the executive officer. As part of the Company’s efforts to conserve cash and control expenditures during its cost-cutting plan the executive officer had deferred payment of his compensation during the past four years. The Company’s compensation committee will determine the formula and exact amount of compensation due as well as any performance bonuses that the executive officer may have earned.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at December 31, 2007, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

NOTE 8 - PROPERTY AND EQUIPMENT

The Company's property and equipment by significant category consist of the following at December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Furniture and equipment	$168,911	$165,423	$573,378	$639,106	$657,246
Building and improvements	468,716	468,716	750,182	745,937	731,974
Land	100,000	100,000	900,000	900,000	900,000
Total property and equipment	737,627	734,139	2,223,560	2,285,043	2,289,220
Less accumulated depreciation	(240,143)	(201,984)	(583,202)	(584,228)	(527,926)

	$497,484	$532,155	$1,640,358	$1,700,815	$1,761,294

NOTE 9 – EMPLOYEE STOCK PLANS, STOCK BASED COMPENSATION AND OTHER COMMON STOCK EQUIVALENTS

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). SFAS 123R establishes the accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The provisions of SFAS 123R are effective for the Company beginning January 1, 2006. Prior to January 1, 2006, the Company accounted for its share-based awards under the recognition and measurement principles of APB 25 and its related interpretations and adopted the disclosure only provision of SFAS 123. Accordingly, no compensation cost was recognized for the employee stock option plan or employee stock purchase plan under the fair value recognition provisions of SFAS 123. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of January 1, 2006.

The Company used the Black-Scholes option-pricing model (Black-Scholes model) to value share-based employee stock option and purchase right awards, which was also used for the Company’s pro forma disclosures required under SFAS 123 prior to adoption of SFAS 123R on January 1, 2006. The determination of fair value of stock-based payment awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statement of Operations. Among these include the expected term of options, estimated forfeitures, and expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate.

The expected term of share-based awards represents the weighted-average period the awards are expected to remain outstanding and is an input in the Black-Scholes model. In determining the expected term of options, the Company considered various factors including the vesting period of options granted, employees’ historical exercise and post-vesting employment termination behavior, expected volatility of the Company’s stock and aggregation by homogeneous employee groups. The Company used a combination of the historical volatility of its stock price and the implied volatility of restricted stock issued under the convertible debentures with terms of up to approximately two years to estimate the expected volatility assumption input to the Black-Scholes model in accordance with SFAS 123R and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107). In prior years, the Company relied solely on the historical volatility of its stock price for its volatility assumption input to the Black-Scholes model. The Company’s decision to use a combination of historical and implied volatility was based upon its assessment that such a combination was more representative of future expected stock price trends. The expected dividend yield assumption is based on the Company’s expectation of future dividend payouts. The Company has never declared or paid any cash dividends on its common stock and currently does not anticipate paying such cash dividends. However, this assumption may be subject to substantial change in the future. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, financial covenants, tax laws and other factors as the Board of Directors, in its discretion, deems relevant.

Prior to January 1, 2006 and the adoption of FAS123(R), the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25), and its related interpretations in accounting for employee stock compensation and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” to account for options issued to nonemployees. Forfeitures are accounted for in the period the options are actually forfeited. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS123 the Company’s net loss would have changed to the pro forma amounts indicated below:

	December 31, 2005	December 31, 2004	December 31, 2003

Net loss, as reported	$(974,401)	$(3,402,171)	$(1,237,178)
Add: Actual stock-based employee compensation expense	-	-	-
Less: Pro forma stock-based employee contribution expense	(64,037)	(102,100)	(105,218)
Effect of stock-based employee compensation expense determined under fair method valuation for all awards	(64,037)	(102,100)	(105,218)
Pro forma net loss	$(1,038,438)	$(3,504,271)	$(1,342,396)
Basic and diluted net loss per share:
As reported	$(0.01)	$(0.05)	$(0.02)
Pro forma	$(0.02)	$(0.05)	$(0.02)

The fair value of each option grant has been for SFAS No. 123 purposes on the date of grant using the Black Scholes pricing model with the following assumptions:

	December 31, 2005		December 31, 2004		December 31, 2003

Risk-free interest rate	3.33% - 6.05%	(1)	3.33% - 6.05%	(1)	3.33% - 6.05%	(1)
Expected life	4 years		4 years		4 years
Volatility	121.25%	(2)	121.25%	(2)	121.25%	(2)
Dividend yield	0%		0%		0%
Weighted average fair value of each option granted	$0.29		$0.29		$0.50

(1)	The risk-free interest rate has generally stayed in the range of 3.33% to 6.05% as the Company has not granted any additional options since early 2004.
(2)
The Company’s common stock has historically been extremely volatile and without the granting of additional options since early 2004 the volatility has not changed with respect to the calculation of SFAS 123

Term - This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. An increase in the expected term will increase compensation expense.

Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on implied volatilities from traded options of the Company’s shares, historical volatility of the Company’s shares, and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield - We have never made any dividend payments and we have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

Options

During the year ended December 31, 2000, the Company's Board of Directors approved a stock option plan (the Option Plan) for its officers, directors, employees and key consultants. Options granted under the plan may or may not qualify as incentive stock options under the Internal Revenue Service Code. The term of the plan is for ten years, and allows the administrator to designate whether the options granted are qualified or non-qualified. Generally, option price will determine the designation as to whether the options are qualified or non-qualified. The Company utilizes the intrinsic method of measuring compensation for options granted. The Option Plan provides that if the recipient ceases to be employed or provide services to the Company, the options held by the recipient must be exercised within 30 to 90 days depending on the administrator’s designation. No compensation expense has been reflected in the financial statements for the granting of options made under the Option Plan as the exercise price was above market for all grants. The Company for the years ended December 31, 2004 and 2003 granted options totaling 650,000 and 5,800,000, with exercise prices ranging from $0.05 to $0.50. The Company for the years ended December 31, 2007, 2006 and 2005 did not grant any additional options. The Company during the years ended December 31, 2005, 2004 and 2003 had recognized forfeited options totaling 650,000, 3,500,000 and 825,000, respectively.

The following table sets forth options outstanding as of December 31, 2007, their original date of grant, exercise price, vested amounts, and expiry:

	Original	Options			Options			Option
Date	Grant	Outstanding at	2007	2007	Outstanding at	Options	Option	Expiration
Granted	Amount	12/31/2006	Granted	Forfeited	12/31/2007	Vested	Price	Date
July-00	750,000	750,000	-	-	750,000	750,000	$0.50	July-10
February-01	750,000	750,000	-	-	750,000	750,000	$0.50	February-11
June-03	2,250,000	2,250,000	-	-	2,250,000	2,250,000	$0.20	June-13
February-04	150,000	150,000	-	-	150,000	150,000	$0.05	February-14
Totals		3,900,000	-	-	3,900,000	3,900,000

The following table reflects the grant, exercise of, forfeiture and weighted average price of options for each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	Options			Options		Weighted
For Year Ending	Outstanding at			Outstanding at	Options	Average
	BOY	Granted	Forfeited	EOY	Vested	Price
December 31, 2003	2,425,000	5,800,000	(825,000)	7,400,000	6,982,666	$0.242
December 31, 2004	7,400,000	650,000	(3,500,000)	4,550,000	4,550,000	$0.299
December 31, 2005	4,550,000	-	(650,000)	3,900,000	3,900,000	$0.310
December 31, 2006	3,900,000	-	-	3,900,000	3,900,000	$0.310
December 31, 2007	3,900,000	-	-	3,900,000	3,900,000	$0.310
		6,450,000	(4,975,000)

Warrants

The Company as of December 31, 2007 had warrants outstanding of 1,309,321. The warrants are exercisable at $0.20 per share and terminate on December 31, 2008. The warrants were issued in connection with the TCS acquisition in 2003 along with the 2003 Convertible Debentures. The warrants have a term of five years from the date of issue. The Company during the year ended December 31, 2003 recognized $10,000 in connection with the warrants and recorded as an increase to additional paid in capital.

The following table reflects the issuance, exercise of, and forfeiture of warrants for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively:

	Warrants				Warrants
For the year ending	Outstanding at				Outstanding at
	BOY	Issued	Exercised	Forfeited	EOY
31-Dec-03	6,261,748	2,924,770	-	-	9,186,518
31-Dec-04	9,186,518	2,827,763	-	-	12,014,281
31-Dec-05	12,014,281	2,027,459	-	(6,261,748)	7,779,992
31-Dec-06	7,779,992	1,503,000	(2,000,000)	(5,973,671)	1,309,321
31-Dec-07	1,309,321	-	-	-	1,309,321
		9,282,992	(2,000,000)	(12,235,419)

During 2003 the Company entered into two notes payable, which required the issuance of warrants either in lieu of a termination fee or as a termination fee (See Footnote - NOTE 6 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES).  The warrants were three-year warrants exercisable into common stock at a price of $0.05 per share.

During the year ended December 31, 2003 the Company agreed to pay the holder of the $1,300,000 note payable a termination fee as follows: $27,300 for each month any principal remains outstanding on the loan. The holder may elect, at their discretion, to accept warrants in lieu of the cash termination fee. The warrants shall equal (if paid after December 31, 2004) 3.3% of the then outstanding shares of common and preferred stock of the Company, including outstanding warrants, convertible debentures, options or any other obligations to issue equity of the Company (if prior to December 31, 2004, then 2.17%). The Company under the treasury method of accounting had for purposes of the termination fee, common stock equivalents outstanding, at December 31, 2005, 2004 and 2003 of 67,270,114, 66,582,703 and 65,392,760, respectively. Based on the applicable percentages of ownership required for the warrant issue, the Company was required to issue 1,448,449 warrants at December 31, 2003, an additional 823,763 warrants at December 31, 2004 and a further 23,459 warrants at December 31, 2005. The Company would have recognized an expense associated with each warrant issuance if the excess of the value attributed to the fair market value of the underlying common stock over the exercise price of the warrants for each period was in excess of the termination fee for each period. The Company early in 2006 tendered the $1,300,000 note payable along with the cancellation of the warrants issued in conjunction with the termination fee. The Company did not recognize a gain on forfeiture of the warrants.

During the year ended December 31, 2003 the Company agreed to pay to the holder of the $500,000 note payable a termination fee as follows: For each month or partial month hereafter that any principal, interest or other amount remains unpaid under the note payable, the Company shall issue to the holder, each month, warrants for 167,000 shares of the Company's common stock at $0.05 per share. The Company for the years ending December 31, 2006, 2005, 2004 and 2003 was required to issue warrants in the amount of 1,503,000, 2,004,000, 2,004,000 and 167,000, respectively. The Company recognized for the years ended December 31, 2006, 2005, 2004 and 2003 $1,900, $31,971, $21,882 and $0, in expense associated with the issuance of the warrants. The Company for the year ended December 31, 2006 recognized $33,771 in income from the forfeiture of 3,678,000 warrants. The value attributable to the warrants is an addition to stockholders’ equity as additional paid in capital.

Preferred Stock

The Company during the year ended December 31, 2007 tendered $400,000 in notes payable along with accrued interest due and payable as of December 31, 2007. The Company issued 3,307,063 shares of common stock in exchange for $121,733 in accrued interest, and 40,000 shares of non-mandatorily redeemable convertible cumulative preferred stock in exchange for the note payable of $400,000. The Company recognized gain on extinguishment of debt in the amount of $49,867 for the year ended December 31, 2007.

The Series A preferred stock carries the following attributes: for each share of preferred stock one vote is attributable in the matters requiring shareholder vote; cumulative dividends of 7.0% per annum; non-mandatorily redeemable at anytime between July 1, 2009 and December 31, 2010 (or if the 20-day average closing price of the Company’s common stock exceeds $0.15 per share) by the Company at 150% of the issuance price of the shares or $11.50; convertible by the holders at any time between January 1, 2009 and December 31, 2010 at 90% of the 20-day average closing price of the Company’s common stock; or “forced conversion” by the Company at any time after December 31, 2008 with 60-days notice to the holder once the 20-day average closing price of the Company’s common stock exceeds $0.175 per share based on the 90% conversion price.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003 the Company acquired an office building from a former officer and director of the Company. The building continues to be used as the Company’s headquarters as well as housing its Minnesota based mortgage brokerage business and real estate franchise business. The Company paid $925,000 for the property, which included the assumption of a mortgage notes payable of $650,000 and the issuance of 1,000,000 shares of common stock valued at $275,000.  As part of the transaction described above the Company recorded a distribution of accumulated deficit to the former officer and director of the Company in the amount of $234,000. As part of the acquisition of the office building the financial institution required the personal guarantee of an officer of one of the Company’s subsidiaries. The Company issued 100,000 shares of common stock and valued the guarantee at $27,500 which was amortized over the life of the loan which was paid off in 2007.

The property has been recorded at a value of $417,000 which represents the former officer and director’s cost basis in accordance with SEC Regulation S-X, Staff Accounting Bulletins, Topic 5-G, “Transfers of Nonmonetary Assets by Promoters or Shareholders” (Topic 5-G), which requires that assets purchased in exchange for stock in whole or part from a shareholder should be recorded at the shareholder's historical cost basis.

During the year ended December 31, 2003 the Company acquired two commercial buildings in Woodbury, Minnesota from a former officer and director of the Company. The two buildings were subject to a foreclosure and sheriff’s sale. See Footnote NOTE 5 – MORTGAGE NOTES PAYABLE; sub-paragraph Disposition of Mortgage Notes Payable - Foreclosure and Sale of Property.  The Company paid $2,000,000 for the property, which included the assumption of mortgage notes payable of $415,075 and $462,246, the issuance of new mortgage notes payable for $500,000 and $150,000, which replaced existing debts of the former officer and director, and the issuance of 2,189,650 shares of common stock valued at $405,635, as well as payment of various costs associated with the purchase. As part of the transaction described above the Company recorded a distribution of accumulated deficit to the former officer and director of the Company in the amount of $515,089.

The combined properties were recorded at a value of $1,081,466 which represents the former officer and director’s cost basis in accordance with SEC Regulation S-X, Staff Accounting Bulletins, Topic 5-G, “Transfers of Nonmonetary Assets by Promoters or Shareholders” (Topic 5-G), which requires that assets purchased in exchange for stock in whole or part from a shareholder should be recorded at the shareholder's historical cost basis.

During the year ended December 31, 2003, the Company acquired 100% of the outstanding membership interests in TCS Acquisition, LLC, a California limited liability company which owned 100% of TCS Mortgage, Inc. At the time of acquisition, a current Company’s officer and director held a 16% ownership interest in the selling entity. The related party received payments of $209,670, which included a convertible debenture in the amount of $102,803 which was due and payable December 2006, along with 457,502 detachable warrants to exercise of 457,502 shares of common stock at $0.20 per share. The Company attributed $3,495 of value to the warrants received by the related party in association with the TCS acquisition.

During the year ended December 31, 2003, the Company entered into a mortgage note payable with a former director, in the amount of $500,000. The mortgage note payable was one the new mortgage notes payable entered into in association with the Woodbury, Minnesota properties. In addition the mortgage note payable contained a termination fee feature which provided this former director 167,000 per month until the $500,000 mortgage note payable and interest was paid in full. The Company as part of the termination fee issued warrants in the amount of 167,000. The Company did not recognize any costs associated with the warrant issuance as the warrant exercise price was in excess of fair market value of the Company’s common stock for the period.

During the year ended December 31, 2003, the Company entered into a note payable with an entity that is owned and controlled by two former directors, in the amount of $1,300,000. The funds provided by the note payable were used in the acquisition of TCS Mortgage, Inc.  In addition the note payable contained a termination fee feature which provided the entity that is owned and controlled by the two related parties either $27,300 for each month any principal remains outstanding on the loan, or the holder may elect, at their discretion, to accept warrants in lieu of the cash termination fee. The warrants shall equal (if paid after December 31, 2004) 3.3% of the then outstanding shares of common and preferred stock of the Company, including outstanding warrants, convertible debentures, options or any other obligations to issue equity of the Company (if prior to December 31, 2004, then 2.17%). The Company reserved for 1,448,449 shares of common stock that may be exercised under the warrants in lieu of the cash termination fee.

During the year ended December 31, 2004, the Company entered into a note payable with an entity owned and controlled by a former director, in the amount of $235,000. The related party note payable is due and payable within one year from the date of entering into otherwise the interest due and payable reverts to a default interest rate, increasing from 12.0% per annum to 18.0% per annum.

During the year ended December 31, 2004, the Company accrued $327,600 in termination fees due on the $1,300,000 note payable to an entity owned and controlled by a related party. In addition to the accrued termination fees the Company reserved for an additional 823,763 shares of common stock that may be exercised under the warrants in lieu of the cash termination fees.

During the year ended December 31, 2004, the Company recorded $21,882 in termination fees due on the $500,000 mortgage note payable to a former director of the Company. The Company reserved for an additional 2,004,000 shares of common stock that may be exercised under the warrants. The Company recognized expense attributed to the fair market value of the underlying common stock over the exercise price of the warrants for each period in which the warrants were issued. The Company attributed fair market value of its common stock based on a formula which equaled 90% of the common stock closing price on the 20 days prior to the period end in which that warrant must be issued.

During the year ended December 31, 2005, the Company increased its note payable with an entity owned and controlled by a former director, by $165,000. The related party note payable was amended to a total outstanding due of $400,000 and was extended to be due and payable one year from the date of the amendment otherwise the interest due and payable reverts to a default interest rate, increasing from 12.0% per annum to 18.0% per annum.

During the year ended December 31, 2005, the Company accrued $81,900 in termination fees due on the $1,300,000 note payable to an entity owned and controlled by a related party. The entity owned and controlled by a related party agreed to limit the total termination fees due and payable to $409,500. In addition to the accrued termination fees for 2005 the Company reserved for an additional 23,459 shares of common stock that may be exercised under the warrants in lieu of the cash termination fees.

During the year ended December 31, 2005, the Company recorded $31,971 in termination fees due on the $500,000 mortgage note payable to a former director of the Company. The Company reserved for an additional 2,004,000 shares of common stock that may be exercised under the warrants. The Company recognized expense attributed to the fair market value of the underlying common stock over the exercise price of the warrants for each period in which the warrants were issued. The Company attributed fair market value of its common stock based on a formula which equaled 90% of the average closing price of the Company’s common stock for 20 days prior to the period end in which the warrant must be issued.

During the year ended December 31, 2005, the Company entered into 4 convertible debentures with two current directors of the Company and two former directors of the Company. The total amount of related party convertible debentures entered into during 2005 was $75,000. The convertible debentures are due and payable 36 months from the date entered into, require monthly payments of interest of 7.0% per annum in arrears. The convertible debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average closing price of the Company’s common stock. No related party convertible debentures were tendered for payment or conversion.

During the year ended December 31, 2006, the Company retired the $1,300,000 note payable and $409,500 in termination fees held by an entity owned and controlled by a related party for a payment of $1,000,000 in cash. The entity owned and controlled by a related party agreed to forgive all interest payable as well as all warrants and reserved for common stock in lieu of the cash termination fees as part of the retirement of debt. The Company recognized a gain on extinguishment of debt with the related party of $747,146 during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company recorded $1,900 in termination fees due on the $500,000 mortgage note payable to a former director of the Company. The Company reserved for an additional 1,503,000 shares of common stock that may be exercised under the warrants. The Company recognized expense attributed to the fair market value of the underlying common stock over the exercise price of the warrants for each period in which the warrants were issued. The Company attributed fair market value of its common stock based on a formula which equals 90% of the average closing price of the Company’s common stock for 20 days prior to the period end and in which the warrant must be issued.

During the year ended December 31, 2006, the Company had its Woodbury, Minnesota properties foreclosed upon by the financial institution owning the two mortgage notes secured by the properties. As part of the foreclosure and sheriff’s sale the Company was able to extinguish debt that was secured by the properties, the debt extinguished, $500,000 was due and payable to a former director of the Company. As part of the extinguishment by the Company and the release of the right of redemption on the properties, the Company received $100,000 from the former director as payment for the exercise of 2,000,000 warrants into 2,000,000 shares of common stock and the forfeiture of 3,678,000 warrants. The Company recognized $33,771 in other income from the forfeiture of the warrants as well as the gain on extinguishment of debt of approximately $500,000.

During the year ended December 31, 2006, the Company entered into 9 convertible debentures with a current director of the Company and 1 convertible debenture with a former officer and director of the Company. The total amount of related party convertible debentures entered into during 2006 was $1,285,000. The convertible debentures are due and payable 36 months from the date entered into, require monthly payments of interest of 7.0% per annum in arrears. The convertible debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average closing price of the Company’s common stock. The Company received notice during the year ended December 31, 2006 that $1,100,000 in related party convertible debentures and accrued interest of $4,716 was tendered for conversion in exchange for 22,583,000 shares of common stock.

During the year ended December 31, 2006, the Company entered into an agreement with a current director to assist in the negotiations of settling the $1,300,000 note payable and termination fees as well as the termination fee warrants associated with the $500,000 mortgage note payable. As part of this agreement the Company would pay no more than $100,000 including any cash fees for the negotiation and resolution efforts by the related party. The Company issued 1,882,136 shares of common stock with a value of $94,107 and a cash payment of $5,893 for out of pocket costs to the related party, for a total cost of $100,000.

During the year ended December 31, 2007, the Company entered into 6 convertible debentures with a current director of the Company. The total amount of related party convertible debentures entered into during 2007 was $262,500. The convertible debentures are due and payable 36 months from the date entered into, require monthly payments of interest of 7.0% per annum in arrears. The convertible debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average closing price of the Company’s common stock. The Company received notice during the year ended December 31, 2007 that $492,500 in related party convertible debentures and accrued interest of $22,218 was tendered for conversion in exchange for 9,772,725 shares of common stock.

During the year ended December 31, 2007, the Company entered into a short-term arrangement with a current director of the Company for working capital funds. As of December 31, 2007 this short-term arrangement amounted to $50,000. In addition to the short-term arrangement the Company along with the refinance of its Minneapolis, Minnesota property was required to obtain from the related party a personal guarantee of the mortgage note payable with the financial institution. In the case of default by the Company and the inability to cure the related party would take possession of the property as well make payment to the financial institution of the full amount due. The Company has filed a deed of trust on its property for the related party’s personal guarantee with the financial institution.

During the year ended December 31, 2007, the Company entered into an agreement with two business entities who collectively own the $400,000 note payable that was in default by the Company. One of the business entities is owned and controlled by a former director of the Company; the other business entity is owned and controlled by two former directors of the Company. The entities agreed to tender all outstanding principal and accrued interest in exchange for a combination of common stock and preferred stock. The note payable in the amount of $400,000 was exchanged for 40,000 shares of preferred stock of the Company with a purchase price of $10 per share. Accrued interest due and payable of $121,733 was tendered in exchange for 3,307,063 shares of common stock. As part of the exchange the Company recognized a gain on extinguishment of debt of $49,867, whereby the entities waived the default interest.

NOTE 11 - INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax benefits shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company adopted this provision beginning January 1, 2007. Net impact due to the adoption of FIN 48 was no decrease to retained earnings.

Prior to their acquisitions, Discover Mortgage was taxed as a Sub S Corporation, and TCS Mortgage, Inc. was party to a tax sharing agreement with its former parent. The Company pays minimum franchise taxes of $800 per year for each California corporate entity that does business as part of the consolidated entity.

At December 31, 2007, the Company had $8.3 million and $4.0 million of federal and state net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states’ NOL’s. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

The provision for income taxes consisted of the following:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Current expense:
Federal taxes	$-	$-	$-	$-	$-
State taxes	1,600	1,600	1,600	1,600	-
	$1,600	$1,600	$1,600	$1,600	$-

Deferred expense (benefit)
Federal	$(282,989)	$52,519	$(335,376)	$(1,160,818)	$(424,721)
State	(49,939)	9,269	(59,184)	(204,850)	(74,951)
	(332,928)	61,788	(394,560)	(1,365,668)	(499,671)
Change in valuation allowance	332,928	(61,788)	394,560	1,365,668	499,671
	$-	$-	$-	$-	$-

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

(percentages as shown)	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

U.S. federal statutory rate	(34.00)	(34.00)	(34.00)	(34.00)	(34.00)
State income tax, net of federal tax benefit	(6.00)	(6.00)	(6.00)	(6.00)	(6.00)
Permanent differences	1.00	1.00	1.00	1.00	1.00
(Increase) decrease in deferred tax asset valuation allowance	39.00	39.00	39.00	39.00	39.00
Effective tax rate	0.00	0.00	0.00	0.00	0.00

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Deferred tax assets:
Net operating loss carryforwards	$3,000,764	$2,691,586	$2,771,185	$2,389,984	$1,035,935
Provision for income taxes	1,600	1,600	1,600	1,600	-
Accrued payroll costs and vacation	95,000	71,250	53,438	40,078	30,059
Total gross deferred tax asset	3,097,364	2,764,436	2,826,223	2,431,662	1,065,994
Valuation allowance	(3,097,364)	(2,764,436)	(2,826,223)	(2,431,662)	(1,065,994)
	$-	$-	$-	$-	$-

A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

During the years ended December 31, 2007, 2006, 2005, 2004 and 2003, the valuation allowance increased/(decreased) by  approximately $333,000, (62,000), 395,000, 1,366,000 and 500,000, respectively.

NOTE 12 – STOCK ISSUANCES

During the year ended December 31, 2003 the Company issued 1,000,000 shares of stock to a former officer and director associated with the acquisition of an office building (see Note 10- Related Party Transactions). The Company recorded the shares at par value. In accordance with SEC Regulation S-X, Staff Accounting Bulletins, Topic 5-G, “Transfers of Nonmonetary Assets by Promoters or Shareholders” (Topic 5-G) the Company recorded the assets acquired at the former officer and director’s cost basis. As part of the transaction the Company recorded a distribution in the amount of $234,000 for the excess paid over the transferor’s cost basis.

During the year ended the Company issued 100,000 shares of its common stock as consideration for a guarantee on the financial instruments for the purchase of the office building. The Company valued the shares at a price of $0.275 per shares which was determined to be fair market value.

During the year ended December 31, 2003 the Company issued 2,189,650 shares of stock to a former officer and director associated with the acquisition of two office buildings (see Note 10- Related Party Transactions). The Company recorded the shares at par value. In accordance with SEC Regulation S-X, Staff Accounting Bulletins, Topic 5-G, “Transfers of Nonmonetary Assets by Promoters or Shareholders” (Topic 5-G) the Company recorded the assets acquired at the former officer and director’s cost basis. As part of the transaction the Company recorded a distribution in the amount of $515,089 for the excess paid over the transferor’s cost basis.

During the year ended December 31, 2003 the Company issued 1,000,000 shares of its common stock to a former officer and director as compensation, and 550,000 shares of its common stock to a consultant as compensation. The Company valued the shares at a price of $0.10 per share which was determined to be fair market value.

During the year ended December 31, 2003 the Company issued 857,000 shares of its common stock valued to several employees as compensation. The Company valued the shares at a price of $0.05 per share which was determined to be fair market value.

During the year ended December 31, 2004 we issued a total of 1,000,000 shares of common stock to an officer of the Company as payment for past services. The Company valued the shares at a price of $0.075 per share which was determined to be fair market value.

During the year ended December 31, 2005 we issued a total of 961,538 shares of common stock to an officer of the Company as payment for past services. The Company valued the shares at a price of $0.065 per share which was determined to be fair market value.

During the year ended December 31, 2006 we issued a total of 1,882,136 shares of common stock to a director of the Company as payment for services involving the negotiations and settlement of debt. The Company valued the shares at a price of $0.05 per share which was determined to be fair market value.

During the year ended December 31, 2006 we issued a total of 22,583,000 shares of common stock to a director and holder of convertible debentures in the amount of $1,100,000 of the Company as conversion of the debentures and accrued interest of $4,716. The Company valued the shares at a price of $0.049 per share which was determined to be fair market value.

During the year ended December 31, 2006 we issued a total of 2,000,000 shares of common stock to the holder of 2,000,000 exercisable warrants for $100,000. The warrants were exercisable at $0.05 per share.

During the year ended December 31, 2007 we issued a total of 9,772,725 shares of common stock to a director and holder of convertible debentures in the amount of $492,500 of the Company as conversion of the debentures and accrued interest of $22,218. The Company valued the shares at a price of $0.051 per share which was determined to be fair market value.

During the year ended December 31, 2007 we issued a total of 2,592,938 shares of common stock as payment for services under a financial advisory contract to an individual and a corporate entity that this individual controls and owns. The Company valued the shares at a price of $0.058 per share which was determined to be fair market value.

During the year ended December 31, 2007 we issued a total of 1,000,000 shares of common stock as payment pursuant to a settlement with the holder of a mortgage note payable. The Company valued the shares at a price of $0.05 per share which was determined to be fair market value.

During the year ended December 31, 2007 we issued a total of 3,307,063 shares of common stock as payment of accrued interest of $121,733. The Company valued the shares at a price of $0.037 per share which was determined to be fair market value.

During the year ended December 31, 2007 we issued a total of 40,000 shares of preferred stock as payment the holders of a note payable in the amount of $400,000. The Company valued the shares at a price of $10.00 per share which was determined to be fair market value.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A (T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described below were the only such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Remediation Plan for Previously Identified Material Weaknesses

During the process of preparing our Annual Report on Form 10-KSB for the year ended December 31, 2004, our management identified the following material weakness as of December 31, 2004. The material weakness was our reliance on inadequate financial accounting software which restricted our ability to provide effective oversight and review over our financial review and reporting process.

Management initiated the following activities intended to improve our internal controls over financial reporting during 2006.

We acquired industry recognized and widely used commercial financial accounting software, and have developed improved policies and procedures to monitor and track the accumulation and entry of financial and accounting information, which is now maintained and analyzed by management on a monthly basis.

Other than as described hereinabove, there has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. Other Information

None

PART III

ITEM 9. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of the Registrant

The Board of Directors appoints the executive officers of WHY USA, and the Chief Executive Officer has authority to hire and terminate such officers. Each executive officer holds office until the earlier of his or her death, resignation, removal from office or the appointment of his or her successor. No family relationships exist among WHY USA’s executive officers, directors or persons nominated to serve in those positions.

Respective name, age, position, term of office for each executive officer and director of the Company, for the period covered by this report, is as follows:

Name	Age	Position(s) Held	Appointment Date	Resignation Date
James Kylstad	56	Chairman of the Board, Chief Executive Officer	March 2001
Daryl Dinkla	62	Director	April 2005
Bruce Clausen	44	Director	May 2002
Dave Thomas	67	Former Director	April 2005	March 2008
Clyde Brekken	64	Former Director	August 2005	January 2008
Donald Riesterer	41	Former Director	December 1999	November 2007
Grant Sardachuk	45	Former Director	April 2005	August 2006
Doug Larson	67	Former Director	April 2005	July 2005
Kenneth Yonika	43	Chief Financial Officer	November 2007

JAMES KYLSTAD. From February 2001 through to date Mr. Kylstad has served as a member of the Board of Directors as well as the Company’s Chief Executive Officer. From April 2005 through to date Mr. Kylstad has served as Chairman of the Board of Directors. From March 2003 through November 2007 Mr. Kylstad served as Chief Financial Officer of the Company. Mr. Kylstad serves as a member of the Company’s Compensation Committee. Mr. Kylstad, from 1994 to 2001, held the roles of Chairman and Chief Executive Officer of American Home Capital Corporation, the successor to TCS Enterprises, a publicly held company. Mr. Kylstad has been a licensed California real estate broker for more than 25 years and has served on numerous industry boards and committees.

DARYL DINKLA. From April 2005 through to date Mr. Dinkla has served as a member of the Board of Directors. Mr. Dinkla chairs both the Company’s Compensation Committee and Audit Committee. Mr. Dinkla also serves as a member of the Chicago Mercantile Exchange. Mr. Dinkla has been active in the futures and options industry since 1971.

BRUCE CLAUSEN. From May 2002 through to date Mr. Clausen has served as a member of the Board of Directors and as well as Vice President. Mr. Clausen from 1995 through to date has served as President Discover.

DAVE THOMAS. From April 2005 through March 2008 Mr. Thomas served as a member of the Board of Directors. Mr. Thomas also served on the Company’s Compensation Committee as well as Audit Committee. Mr. Thomas is self-employed as an investor in the real estate industry.

CLYDE BREKKEN. From August 2005 through January 2008 Mr. Brekken served as a member of the Board of Directors. Mr. Brekken is self-employed as an investor in the real estate industry.

DONALD RIESTERER. From January 2000 through November 2007 Mr. Riesterer served as a member of the Board of Directors. From January 2000 through March 2005 Mr. Riesterer served as Chairman of the Board. From December 1999 through March 2003 Mr. Riesterer served as Chief Executive Officer of the Company. Mr. Riesterer currently serves as President of Northwest Investment Trust, Inc.

GRANT SARDACHUK. From April 2005 through August 2006 Mr. Sardachuk served as a member of the Board of Directors. Mr. Sardachuk currently serves as the Managing Partner of Wild Rose Investments, LLLP, a privately owned real estate merchant bank based in Scottsdale, Arizona. From 1986 to 1994, Mr. Sardachuk held several senior executive positions in various publicly held subsidiaries of Brascan Corporation a Canadian based investment company and merchant bank.

DOUG LARSON. From April 2005 through July 2005 Mr. Larson served as a member of the Board of Directors. Mr. Larson is an investment banker and real estate broker/developer with over 20 years in the finance field.

KENNETH YONIKA. From November 2007 through to date Mr. Yonika has served as the Company’s Chief Financial Officer. Mr. Yonika provides his services as a financial expert in the public markets to several companies. Most recently Mr. Yonika was Chief Financial Officer and Secretary of Tulip BioMed, Inc. which trades under the symbol TPBM. In addition to his role as a consultant Mr. Yonika sits on several privately held company boards. Mr. Yonika was a former Big Eight certified public accountant with over 20 years of public company experience.

Board Membership and Director Independence

Mr. Daryl Dinkla is the Company’s only “independent” director, using the definition of “independence” set forth in the NASDAQ Marketplace Rules, which are not currently applicable to the Company. Mssrs. Jim Kylstad and Bruce Clausen are not “independent,” as defined in the NASDAQ Marketplace Rules.

The Company’s shares of common stock are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that directors be independent.  As a result, the Company’s Board of Directors has adopted, pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, the independence standards of the NASDAQ, as set forth in Rule 4200(a)(15) of the NASDAQ Manual, to determine the independence of its directors and those directors serving on its committees, if any.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and, in the view of the Company’s Board of Directors, is free of any relationship that would interfere with the exercise of independent judgment.  In summary, an “independent director” means a person other than an officer or employee of the Company or its subsidiary or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of the Company’s stock will not preclude a director from being independent.

The Company’s Board of Directors has determined that Mr. Dinkla would meet this standard, and therefore, would be considered to be independent.

As of the date of this report, the Company maintains a separately designated audit, compensation or nominating committee.  The Company has adopted this standard for independence of its members of the audit committee.  Mr. Dinkla currently is the sole member of the Company’s audit committee.  The Company’s Board of Directors has determined that Mssrs. Kylstad and Clausen are not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and are therefore not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and other information known to the Company, during and with respect to the fiscal years ended December 31, 2004 through 2007, we believe that all directors, officers and beneficial owners of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has not yet adopted a code of ethics because its activities to date have been focused on capital raising, cost-cutting efforts and the improvement of its business operations.

ITEM 10. Executive Compensation

Compensation Discussion and Analysis

In this section, we discuss the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We provide qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our executive officers to give perspective to the data we present in the compensation tables, as well as the narratives that follow the tables. The following Compensation Discussion and Analysis describes the material elements of compensation for the named executive officers identified in the Summary Compensation Table below. Our chief executive officer, Jim Kylstad, reviewed the base salary, annual bonus and long-term compensation levels for the other named executive officers.

At the beginning of fiscal year 2007 the Compensation Committee was comprised mainly of two outside directors, Mssrs. Dinkla and Thomas. Mr. Kylstad also serves on the Compensation Committee.

Compensation Philosophy

We reward our named executive officers (identified in our 2007 Summary Compensation Table below) for their efforts in helping us achieve improved results and for helping us to take important steps to meet our long-term strategic goals.

Our executive compensation mix includes a base salary, annual incentive bonus awards and long-term compensation in the form of stock options. To further this philosophy, we have designed our executive compensation program to achieve the following objectives:

•	Attract, motivate and retain key executive talent;
•	Provide appropriate incentives that motivate our named executive officers to help us achieve improved financial and operational performance; and
•	Continue to align our named executive officers' compensation interests with our goal of improving long-term shareholder value.

During the past several years we have been engaged in a cost-cutting program to significantly reduce expenses and move toward profitability. Because of this, coupled with operational and management changes, as well as the limited use of the Compensation Committee, the Company does not have a uniform compensation plan for its executive officers.

During fiscal year 2007 the Compensation Committee with input from our chief executive officer developed a preliminary 2008 compensation package for our chief executive officer as well as other future executive officers considering competitive market data on salaries, target annual bonus incentives and long-term incentives, as well as the executive responsibility, experience and overall performance. The Compensation Committee did not give any specific weighting to any of these factors, and did not adopt any formal plan or policies for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among other forms of different compensation. This is due in part to the change in our management team, cost-cutting efforts noted above and the need to tailor each executive's compensation package to attract and retain that executive. Our Compensation Committee has not identified a set of peer companies against which to benchmark executive compensation.

Elements of the Company's Compensation Program

The compensation program for the Company’s executive officers is composed of three principal components: base salary, annual incentive compensation and long-term incentive compensation in the form of equity-based awards. Currently Mr. Kylstad is the only member that falls underneath this program, as well as Mr. Kylstad has elected to defer his entire compensation under this program during the cost-cutting period which began in early 2004.

Base Salary. Salaries are used to provide a fixed amount of compensation for the executive's regular work. Paid in cash, they provide a fixed element of pay for our executives and are established based on the scope of their responsibilities, taking into account compensation paid by peer companies in our industry for similar positions and taking into account individual job responsibility and contribution. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, experience and other criteria.

The Compensation Committee upon the completion of this report will review the recommendations of the chief executive officer for base salaries for fiscal year 2009. The chief executive officer will propose base salary amounts for officers of the Company based on his evaluation of individual performance, expected future contributions and prevailing compensation in the spatial information management industry for individuals with comparable responsibilities and experience.

Annual Incentive Compensation. While we do not have a formal bonus plan per se, annual and incentive bonuses, if any, for our Named Executive Officers are granted at the discretion of the Compensation Committee and may be delineated under the individual employment agreements. During fiscal year 2007 the Compensation Committee, had not authorized any incentive compensation for the named executive officers.

Long Term Incentive Compensation. Equity-based compensation and ownership ensures that the Company's executive officers have a continuing stake in the long term success of the Company. We believe the use of equity-based awards creates an ownership culture that aligns the interests of our executives with those of our stockholders. Historically our long-term incentives have been primarily in the form of stock option awards that only produce value for our executives if the price of our stock appreciates.

Because we have experienced volatility in our business, the Company believes that stock option grants provide a significant incentive to our employees and executive officers.

Perquisites. We provide, on a conservative basis, perquisites typically provided at companies against which we compete for executive talent, including reimbursement of automobile and other expenses, and such other perquisites as may be provided for in an executive's individual employment agreement.

Other Benefits. All employees may participate in our 401(k) Plan, which is a defined contribution plan designed to encourage and assist employees to plan for retirement. Eligible employees, including our named executive officers, may make pre-tax deferral contributions to the 401(k) Plan of up to a specified percentage of their compensation, subject to certain limits under the Internal Revenue Service Code limits. We provide this 401(k) Plan to help our employees save a portion of their cash compensation for retirement in a tax efficient manner. WHY USA presently makes no matching contributions and does not anticipate doing so pending a return to profitability.

All fulltime employees, including our named executive officers, may participate in our health and welfare benefit programs; including medical, dental and vision care coverage, disability insurance and life insurance.

Severance Compensation and Change in Control Benefits. We have limited or no employment agreements with each of our named executive officers pursuant to which the officer will receive benefits and payments if his employment terminates under certain conditions. No agreements describe any condition for “Employment and Change in Control Agreements.”

Accounting and Tax Considerations

Because of the limited levels of our compensation, we believe our compensation program complies with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive officer is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive officer is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit included in income. The Company has no individuals with non-performance based compensation who were paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

2007 EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to the Company in all capacities by our principal executive officer, our former chief operating officer, and two other most highly compensated employees of our operating subsidiary who were employed at December 31, 2007 (collectively, the “Named Executive Officers”):

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2007, 2006, 2005, 2004, respectively, concerning the compensation of the Chief Executive Officer and Chief Financial Officer of the Company and each of the four other most highly compensated executive officers as of December 31, 2007, whose total salary and bonus for the year ended December 31, 2007, exceeded $100,000 for services rendered in all capacities to the Company. The Company has excluded information for columns G and H as that information is not relative to the summary compensation disclosure requirements.

(a)	(b)	(c)	(d)	(e)		(f)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($) (7)	All Other Compensation ($)		Total ($)
James Kylstad (1) Chairman and CEO	2007	100,000	-	75,000		-	-		175,000
	2006	100,000	-	75,000		-	-		175,000
	2005	95,000	-	62,500	(2)	-	-		157,500
	2004	100,000	-	75,000	(3)	-	3,462	(8)	178,462
	2003	100,000	-	75,000	(3)	42,231	17,393	(8)	234,624

Kenneth Yonika CFO (4)	2007	-	-	29,500		-	17,700		47,200

Bruce Clausen VP and Director (5)	2007	-	-	-		-	32,140		32,140
	2006	90,327	-	-		-	-		90,327
	2005	109,564	-	-		-	-		109,564
	2004	90,565	-	-		-	23,200	(8)	113,765
	2003	156,378	-	-		4,223	23,200	(8)	183,801

Donald Riesterer Former Officer and Director (6)	2005	43,314	-	-		-	-		43,314
	2004	90,000	-	-		-	-		90,000
	2003	150,000	-	-		46,454	-		196,454

(1)
Mr. Kylstad provides his services under an employment agreement that provides for a base compensation in the amount of $175,000 per annum to be paid in $100,000 in cash and $75,000 in common stock. The Company expects that prior to December 31, 2008 all outstanding obligations due on Mr. Kylstad’s past services will have been paid in full. Mr. Kylstad as disclosed elsewhere in this annual report has deferred payment of his compensation since early 2003.

(2)	As part of the Company’s cost-cutting efforts, Mr. Kylstad forgave $12,500 of his $75,000 equity compensation for 2004 services. The Company issued 961,538 shares of common stock.
(3)
Issuance of restricted stock as payment for services previously provided during 2003 and 2002 under Mr. Kylstad’s employment agreement. The Company issued 1,000,000 and 750,000 shares of common stock for 2003 and 2002, respectively.

(4)
Mr. Yonika provides his services under a consulting agreement as the Company’s Chief Financial Officer. The consulting agreement provides for monthly billings based upon the hours provided by Mr. Yonika. The consulting agreement is payable in cash and equity.

(5)
Mr. Clausen was employed under an employment agreement that provides for a base compensation in the amount of $90,000 per annum. During 2007 Mr. Clausen converted his employment agreement to a commission based structure based on performance.

(6)
Mr. Riesterer was employed under an employment agreement that provides for a base compensation in the amount of $150,000 per annum. During 2004 as part of the cost-cutting efforts Mr. Riesterer agreed to reduce his base compensation to $90,000.

(7)
Represents the dollar amount recognized for financial statement purposes with respect to fiscal 2006 or 2007, as applicable, for the fair value of stock options granted in prior fiscal years, in accordance with SFAS 123(R).

(8)	Includes payments for automobile/car allowance, cell phone, health insurance, and other non-accountable expenses.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended December 31, 2007, 2006, 2005, and 2004, respectively. The last grant of stock, option awards or other plan-based awards occurred during the fiscal year ended December 31, 2003 which was reported in the Company’s annual report on Form 10-KSB.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2007, 2006, 2005, and 2004, respectively. The last vesting of restricted stock occurred during the fiscal year ended December 31, 2003 which was reported in the Company’s annual report on Form 10-KSB.

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2007.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)
James Kylstad	750,000	-	-	$0.50	February 2011	-
Chairman and CEO	1,000,000	-	-	$0.20	June 2013	-

	1,750,000	-	-			-

Kenneth Yonika
CFO	-	-	-			-

	-	-	-			-

Bruce Clausen
VP and Director	100,000	-	-	$0.20	June 2013	-

	100,000	-	-			-

Don Riesterer	750,000	-	-	$0.50	July 2010	-
Former Officer (2)	1,100,000	-	-	$0.20	June 2013	-

	1,850,000	-	-			-

(1)
No named executive officer had outstanding stock or option awards for the years ended December 31, 2007, 2006, 2005 and 2004 that would be considered compensatory to the officer. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

(2)
Mr. Riesterer’s options if not exercised within 90 days of discontinuance of his services either in the capacity of an officer or a director, expire. Mr. Riesterer resigned from the Board of Directors during November 2007.

2007 Option Exercises and Stock Vested

There were no options exercised during fiscal year 2007.

Employment and Change in Control Agreements

Employment Agreements

James Kylstad. During the periods from January 1, 2004 through December 31, 2007, our chief executive officer, Mr. Jim Kylstad, was compensated under his prior employment agreement from 2001, as amended from time to time. His 2001 employment agreement, described below, was subsequently further extended through December 31, 2008.

Mr. Kylstad as payment for his services under a standard employment agreement with the Company is to receive $175,000 in base compensation from the Company for each year of employ. Base compensation shall be paid in the following manner: $100,000 to be paid in the form of semi-monthly payments through the Company’s payroll account with appropriate withholding and deductions, and $75,000 to be paid in the form of a restricted stock grant based on the fair market value of the shares on the date of issuance.

During the past several years we have been engaged in a cost-cutting program to significantly reduce expenses and move toward profitability. Because of this, coupled with operational and management changes, Mr. Kylstad has graciously deferred his compensation until such time as the cost-cutting efforts are complete and the Company has regained its compliant status with the SEC. As of the date of this report Mr. Kylstad is owed past due compensation totaling $578,700. Of that amount $243,750 is due under the equity portion of his employment agreement and payable in common stock of the Company, with the remainder, $334,950, due and payable under the cash portion of his employment agreement. Mr. Kylstad has informed the Compensation Committee that he would like to resolve the outstanding balance of his past due employment by or before the next annual shareholders meeting as well as enter into a new employment agreement with the Company.

Change in Control

Change of control shall mean any change in the ownership or control of common stock of Company resulting in more than 50% of its issued and outstanding common stock being owned or controlled by a person or entity, or a group of persons or entities, who did not own or control more than 50% of the issued and outstanding common stock of the Company as of the date of the employment agreement; or a merger or consolidation of the Company with another entity after which the voting stock of the surviving entity has the same result. The Company currently does not have within any of its employment agreements “change in control” clauses.

Director Compensation

The Company currently does not provide any cash compensation to its directors. The Company does, however, reimburse expenses incurred by our non-employee directors to attend Board and committee meetings or other activities on behalf of the Company. Directors who are also our employees do not receive cash or equity compensation for services on our Board in addition to compensation payable for their services as employees. Independent directors are eligible to participate in the Company's 2000 Equity Compensation Plan under which non-qualified stock options may be granted.

The Company's previous standard stock option award retainer program for non-employee directors has expired. The Company plans to establish a revised standard director retainer program in the future.

The following table sets forth a summary of the compensation we paid to our non-employee directors in fiscal year 2007:

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
	($)	($)	($)	($)
Daryl Dinkla	-	-	-	-
Dave Thomas	-	-	-	-
Clyde Brekken	-	-	-	-

The Company has not compensated its outside directors for their services either as a member of the Board of Directors or as a member of its committee’s for the years ended December 31, 2004 through December 31, 2007.

Indemnification of Directors

Pursuant to the Company's articles of incorporation, the Company provides indemnification of its directors and officers to the fullest extent permitted under the Nevada Revised Statutes and provides certain indemnification to its executive officers under their employment agreements. The Company believes that this indemnification is necessary in attracting and retaining qualified directors and officers.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth-certain information (as of March 31, 2008) with respect to ownership of the outstanding voting stock of the Company by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the Voting Stock of the Company, (ii) each director of the Company who held office during the calendar year ending December 31, 2007 (as well as the preceding 3 years for the purposes of this report) as well each director who currently holds office, (iii) the Company's Chief Executive Officer and each of the Company's other executive officers who earned more than $100,000 during the calendar year ending December 31, 2007; and (iv) all executive officers and directors of the Company as a group.

NATURE OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP (1)	PERCENT OF OUTSTANDING SHARES

Jim Kylstad (2)	13,667,114	11.95%
Daryl Dinkla (3)	40,355,725	38.18%
Clyde Brekken (4)	4,490,339	4.11%
Dave Thomas (5)	5,707,007	5.23%
Bruce Clausen (6)	5,929,190	5.60%
Grant Sardachuk (7)	1,622,971	1.52%
Don Riesterer (8)	1,122,637	1.06%
Doug Larson (9)	2,731,986	2.57%
Kenneth Yonika (10)	2,568,459	2.38%

All executive officers and directors as a group (9 persons)	75,318,274	61.37%
______________________________
(1)
Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. “Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options, which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 14d-3 of the Securities Exchange Act of 1934, as amended (the “Act”). The percentages are based upon 105,685,097 shares of voting stock outstanding, except for certain parties who hold exercisable options, warrants, convertible debentures and obligations under agreement to issue shares as compensation. The Company has approximately 17,026,353 common stock equivalents that are to be exercised,  issued or otherwise distributed within the next sixty days of the date hereof.

(2)
Jim Kylstad currently serves as our Chief Executive Officer and Chairman of the Board and owns 5,011,538 shares of common stock. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Pursuant to an employment agreement by and between Mr. Kylstad and the Company approximately 5,934,059 shares of common stock would be required to be issued.  Mr. Kylstad pursuant to his employment agreement for each calendar year he works is to receive $75,000 in restricted shares of common stock in addition to his cash compensation. The approximate number of shares has been determined using the variable weighted average price (“VWAP”) from the preceding 20 days trading of the Company’s common stock prior to authorization, which for these purposes is the date hereof. The shares, when issued, shall be restricted pursuant to Rule 144. Mr. Kylstad holds 1,750,000 options with exercise prices ranging from $0.20 per share to $0.50 per share. The stock options are 100% vested and expire July 2010 through June 2013. Mr. Kylstad holds a convertible debenture with the Company in the amount of $102,803 that was due and payable on December 19, 2006. The convertible debenture is convertible into common stock of the Company at a conversion rate of $0.20 per share; the number of shares issued upon conversion approximates 514,016. Mr. Kylstad holds warrants exercisable into 457,501 share of common stock at an exercise price of $0.20 per share. These warrants expire on December 19, 2009.

(3)
Daryl Dinkla currently serves as a member of the Board of Directors and chairs several of its committees. Mr. Dinkla owns 40,355,725 shares of common stock. Mr. Dinkla pursuant to several convertible debentures with the Company exercised the conversion feature of the debentures totaling $1,600,000 along with accrued interest into 32,355,725 shares of common stock.

(4)
Clyde Brekken served as a member of the Board of Directors from August 2005 through December 2007. Mr. Brekken owns 1,000,000 shares of common stock. Mr. Brekken holds a convertible debenture with the Company in the amount of $25,000 that is due and payable during 2008. The convertible debenture is convertible into common stock of the Company. The number of shares issued upon conversion for purposes of this table approximates 613,186. The approximate number of shares has been determined using the VWAP from the preceding 20 days trading of the Company’s common stock from the date hereof. The conversion pursuant to the convertible debenture terms is 93% of the Company’s VWAP.  Mr. Brekken pursuant to his ownership interest in a business entity entered into an exchange of debt with the Company, whereby the debt and accrued interest are to be exchanged for preferred stock and common stock of the Company. Based upon the percent owned of the debt and accrued interest, Mr. Brekken will receive 35,000 shares of Series A preferred stock and 2,877,153 shares of common stock. Mr. Brekken disclaims beneficial ownership of the shares held or to be held by the business entity. The Series A preferred stock held or to be held by the business entity has redemption as well as conversion rights. The conversion rights allow the holder to convert into common stock of the Company based upon several factors. The factors do not trigger until after December 31, 2008 or upon the Company’s VWAP of its common stock exceeds $0.175. For purposes of this table and beneficial ownership the approximate number, of common shares that may be issued under this conversion right were not included. For purposes of “All executive officers and directors as a group (9 persons),” Mssrs. Brekken and Thomas’s co-ownership and beneficial  ownership of 2,877,153 shares of common stock of the Company is included once, due to their joint ownership of this business entity.

(5)
Dave Thomas served as a member of the Board of Directors as well as several committees from April 2005 through March 2008. Mr. Thomas owns 2,216,668 shares of common stock. Mr. Thomas holds a convertible debenture with the Company in the amount of $25,000 that is due and payable during 2008. The convertible debenture is convertible into common stock of the Company. The number of shares issued upon conversion for purposes of this table approximates 613,186. The approximate number of shares has been determined using the VWAP from the preceding 20 days trading of the Company’s common stock from the date hereof. The conversion pursuant to the convertible debenture terms is 93% of the Company’s VWAP.  Mr. Thomas pursuant to his ownership interest in a business entity entered into an exchange of debt with the Company, whereby the debt and accrued interest are to be exchanged for preferred stock and common stock of the Company. Based upon the percent owned of the debt and accrued interest, Mr. Thomas will receive 35,000 shares of Series A preferred stock and 2,877,153 shares of common stock. Mr. Thomas disclaims beneficial ownership of the shares held or to be held by the business entity. The Series A preferred stock held or to be held by the business entity has redemption as well as conversion rights. The conversion rights allow the holder to convert into common stock of the Company based upon several factors. The factors do not trigger until after December 31, 2008 or upon the Company’s VWAP of its common stock exceeds $0.175. For purposes of this table and beneficial ownership the approximate number, of common shares that may be issued under this conversion right were not included. For purposes of “All executive officers and directors as a group (9 persons),” Mssrs. Brekken and Thomas’s co-ownership and beneficial  ownership of 2,877,153 shares of common stock of the Company is included once, due to their joint ownership of this business entity.

(6)
Bruce Clausen currently serves as a member of the Board of Directors as well as an officer of one of the Company’s subsidiaries. Mr. Clausen owns 5,829,190 shares of common stock. Mr. Clausen holds 100,000 options with an exercise price of $0.20 per share. The stock options are 100% vested and expire May 2013.

(7)
Grant Sardachuk served as a member of the Board of Directors from April 2005 through September 2006. Mr. Sardachuk owns 610,000 shares of common stock. Mr. Sardachuk through a business entity that he controls holds a convertible debenture with the Company in the amount of $61,682 that was due and payable on December 19, 2006. The convertible debenture is convertible into common stock of the Company at a conversion rate of $0.20 per share; the number of shares issued upon conversion approximates 308,409. Mr. Sardachuk holds warrants exercisable into 274,662 share of common stock at an exercise price of $0.20 per share. These warrants expire on December 19, 2009.   Mr. Sardachuk through a business entity that he controls entered into an exchange of debt with the Company, whereby the debt and accrued interest are to be exchanged for preferred stock and common stock of the Company. Based upon the percent owned of the debt and accrued interest, Mr. Sardachuk will receive 5,000 shares of Series A preferred stock and 429,910 shares of common stock. The Series A preferred stock held or to be held by the business entity has redemption as well as conversion rights. The conversion rights allow the holder to convert into common stock of the Company based upon several factors. The factors do not trigger until after December 31, 2008 or upon the Company’s VWAP of its common stock exceeds $0.175. For purposes of this table and beneficial ownership the approximate number, of common shares that may be issued under this conversion right were not included.

(8)
Don Riesterer served as a member of the Board of Directors from early in 2000 through September 2007. Mr. Riesterer owns 1,000,000 shares of common stock. Mr. Riesterer through a business entity that he controls holds convertible debentures with the Company totaling $5,000 that is due and payable during 2009. The convertible debentures are convertible into common stock of the Company. The number of shares issued upon conversion for purposes of this table approximates 122,637. The approximate number of shares has been determined using the VWAP from the preceding 20 days trading of the Company’s common stock from the date hereof. The conversion pursuant to the convertible debenture terms is 93% of the Company’s VWAP.

(9)
Doug Larson served as a member of the Board of Directors from April 2005 through August 2005. Mr. Larson owns 2,118,800 shares of common stock. Mr. Larson holds a convertible debenture with the Company in the amount of $25,000 that is due and payable during 2008. The convertible debenture is convertible into common stock of the Company. The number of shares issued upon conversion for purposes of this table approximates 613,186. The approximate number of shares has been determined using the VWAP from the preceding 20 days trading of the Company’s common stock from the date hereof. The conversion pursuant to the convertible debenture terms is 93% of the Company’s VWAP.

(10)
Kenneth Yonika currently serves as Chief Financial Officer and Treasurer. Mr. Yonika owns 150,000 shares of common stock through a business entity that he controls with a family member. Mr. Yonika performs his professional services through a business entity that is employed by the Company as an outside consultant. Pursuant to the consulting agreement entered into during August 2007 Mr. Yonika’s business entity is to receive shares of common stock as partial payment for the services performed. Based on the amounts due under the consulting agreement as of this date the Company would be required to issue 2,418,459 shares of common stock. The approximate number of shares has been determined using the VWAP from the preceding 20 days trading of the Company’s common stock prior to authorization, which for these purposes is the date hereof. The shares, when issued, shall be restricted pursuant to Rule 144.

ITEM 12. Certain Relationships and Related Party Transactions, and Director Independence

During the year ended December 31, 2003 the Company acquired an office building from Mr. Don Riesterer, a former officer and director of the Company. The building continues to be used as the Company’s headquarters as well as housing its Minnesota based mortgage brokerage business and real estate franchise business. The Company paid $925,000 for the property, which included the assumption of a mortgage notes payable of $650,000 and the issuance of 1,000,000 shares of common stock valued at $275,000.  As part of the transaction described above the Company recorded a distribution of accumulated deficit to Mr. Riesterer in the amount of $234,000. As part of the acquisition of the office building the financial institution required the personal guarantee of Mr. Bruce Clausen an officer of Discover. The Company issued 100,000 shares of common stock to Mr. Clausen and valued the guarantee at $27,500.

The property has been recorded at a value of $417,000 which represents the former officer and director’s cost basis in accordance with SEC Regulation S-X, Staff Accounting Bulletins, Topic 5-G, Transfers of Nonmonetary Assets by Promoters or Shareholders (Topic 5-G), which requires that assets purchased in exchange for stock in whole or part from a shareholder should be recorded at the shareholder's historical cost basis.

During the year ended December 31, 2003 the Company acquired two commercial buildings in Woodbury, Minnesota from a former officer and director of the Company. The two buildings were subjected to foreclosure and a sheriff’s sale. See Footnote NOTE 5 – MORTGAGE NOTES PAYABLE; sub-paragraph Disposition of Mortgage Notes Payable - Foreclosure and Sale of Property.  The Company paid $2,000,000 for the property, which included the assumption of mortgage notes payable of $415,075 and $462,246, the issuance of new mortgage notes payable for $500,000 and $150,000, which replaced existing debts of the former officer and director, and the issuance of 2,189,650 shares of common stock valued at $405,635, as well as payment of various costs associated with the purchase. As part of the transaction described above the Company recorded a distribution of accumulated deficit to Mr. Riesterer in the amount of $515,089.

The combined properties were recorded at a value of $1,081,466 which represents the former officer and director’s cost basis in accordance with SEC Regulation S-X, Staff Accounting Bulletins, Topic 5-G, Transfers of Nonmonetary Assets by Promoters or Shareholders (Topic 5-G), which requires that assets purchased in exchange for stock in whole or part from a shareholder should be recorded at the shareholder's historical cost basis.

During the year ended December 31, 2003, the Company acquired 100% of the outstanding membership interests in TCS Acquisition, LLC, a California limited liability company which owned 100% of TCS Mortgage, Inc. At the time of acquisition, Mr. Jim Kylstad, a current officer and director held a 16% ownership interest in the selling entity. The related party received payments of $209,670, a convertible debenture in the amount of $102,803 which was due and payable December 2006, and warrants to exercise of 457,502 shares of common stock at $0.20 per share.

During the year ended December 31, 2003, the Company entered into a mortgage note payable with Mr. Doug Larson, a former director, in the amount of $500,000. The mortgage note payable was one the new mortgage notes payable entered into in association with the Woodbury, Minnesota properties. In addition the mortgage note payable contained a termination fee feature which provided the former director 167,000 warrants per month until the $500,000 mortgage note payable and interest was paid in full. The Company as part of the termination fee issued warrants in the amount of 167,000. The Company did not recognize any costs associated with the warrant issuance as the warrant exercise price was in excess of fair market value of the Company’s common stock for the period.

During the year ended December 31, 2003, the Company entered into a note payable with Quality Investments, Inc., an entity that is owned and controlled by Mr. Dave Thomas, a former director, in the amount of $1,300,000. The funds provided by the note payable were used in the acquisition of TCS Mortgage, Inc. In addition the note payable contained a termination fee feature which provided the entity that is owned and controlled by the related party either $27,300 for each month any principal remains outstanding on the loan, or the holder may elect, at their discretion, to accept warrants in lieu of the cash termination fee. The warrants shall equal (if paid after December 31, 2004) 3.3% of the then outstanding shares of common and preferred stock of the Company, including outstanding warrants, convertible debentures, options or any other obligations to issue equity of the Company (if prior to December 31, 2004, then 2.17%). The Company reserved for 1,448,449 shares of common stock that may be exercised under the warrants in lieu of the cash termination fee.

During the year ended December 31, 2004, the Company entered into a note payable with Law Investments, Inc. an entity owned and controlled by Mr. Grant Sardachuk, a former director, in the amount of $235,000. The related party note payable is due and payable within one year from the date of entering into otherwise the interest due and payable reverts to a default interest rate, increasing from 12.0% per annum to 18.0% per annum.

During the year ended December 31, 2004, the Company accrued $327,600 in termination fees due on the $1,300,000 note payable to Quality Investments, Inc. In addition to the accrued termination fees the Company reserved for an additional 823,763 shares of common stock that may be exercised under the warrants in lieu of the cash termination fees.

During the year ended December 31, 2004, the Company recorded $21,882 in termination fees due on the $500,000 mortgage note payable to Mr. Doug Larson, a former director of the Company. The Company reserved for an additional 2,004,000 shares of common stock that may be exercised under the warrants. The Company recognized expense attributed to the fair market value of the underlying common stock over the exercise price of the warrants for each period in which the warrants were issued. The Company attributed fair market value of its common stock based on a formula which equaled 90% of the common stock closing price on the 20 days prior to the period end in which that warrant must be issued.

During the year ended December 31, 2005, the Company increased its note payable with Law Investments, Inc., by $165,000. The related party note payable was amended to a total outstanding due of $400,000 and was extended to be due and payable one year from the date of the amendment otherwise the interest due and payable reverts to a default interest rate, increasing from 12.0% per annum to 18.0% per annum.

During the year ended December 31, 2005, the Company accrued $81,900 in termination fees due on the $1,300,000 note payable to Quality Investments, Inc. Quality Investments, Inc. agreed to limit the total termination fees due and payable to $409,500. In addition to the accrued termination fees for 2005 the Company reserved for an additional 23,459 shares of common stock that may be exercised under the warrants in lieu of the cash termination fees.

During the year ended December 31, 2005, the Company recorded $31,971 in termination fees due on the $500,000 mortgage note payable to Mr. Doug Larson, a former director of the Company. The Company reserved for an additional 2,004,000 shares of common stock that may be exercised under the warrants. The Company recognized expense attributed to the fair market value of the underlying common stock over the exercise price of the warrants for each period in which the warrants were issued. The Company attributed fair market value of its common stock based on a formula which equaled 90% of the average closing price of the Company’s common stock for 20 days prior to the period end in which the warrant must be issued.

During the year ended December 31, 2005, the Company entered into 4 convertible debentures with Mssrs. Daryl Dinkla and Dave Thomas, two current directors of the Company and Mssrs. Doug Larson and Clyde Brekken, two former directors of the Company. The total amount of related party convertible debentures entered into during 2005 was $75,000. The convertible debentures are due and payable 36 months from the date entered into, require monthly payments of interest of 7.0% per annum in arrears. The convertible debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average closing price of the Company’s common stock. No related party convertible debentures were tendered for payment or conversion.

During the year ended December 31, 2006, the Company retired the $1,300,000 note payable and $409,500 in termination fees held by Quality Investments, Inc. for a payment of $1,000,000 in cash. Quality Investments, Inc. agreed to forgive all interest payable as well as all warrants and reserved for common stock in lieu of the cash termination fees as part of the retirement of debt. The Company recognized a gain on extinguishment of debt with the related party of $747,146 during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company recorded $1,900 in termination fees due on the $500,000 mortgage note payable to Mr. Doug Larson, a former director of the Company. The Company reserved for an additional 1,503,000 shares of common stock that may be exercised under the warrants. The Company recognized expense attributed to the fair market value of the underlying common stock over the exercise price of the warrants for each period in which the warrants were issued. The Company attributed fair market value of its common stock based on a formula which equaled 90% of the average closing price of the Company’s common stock for 20 days prior to the period end in which the warrant must be issued.

During the year ended December 31, 2006, the Company had its Woodbury, Minnesota properties foreclosed upon by the financial institution owning the two mortgage notes secured by the properties. As part of the foreclosure and sheriff’s sale the Company was able to extinguish debt that was secured by the properties, the debt extinguished, $500,000 was due and payable to Mr. Doug Larson, a former director of the Company. As part of the extinguishment by the Company and the release of the right of redemption on the properties, the Company received $100,000 from Mr. Doug Larson as payment for the exercise of 2,000,000 warrants into 2,000,000 shares of common stock and the forfeiture of 3,678,000 warrants. The Company recognized $33,771 in other income from the forfeiture of the warrants as well as the gain on extinguishment of debt of approximately $500,000.

During the year ended December 31, 2006, the Company entered into 9 convertible debentures with Mr. Daryl Dinkla, a current director of the Company and 1 convertible debenture with a former officer and director of the Company. The total amount of related party convertible debentures entered into during 2006 was $1,285,000. The convertible debentures are due and payable 36 months from the date entered into, require monthly payments of interest of 7.0% per annum in arrears. The convertible debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average closing price of the Company’s common stock. The Company received notice during the year ended December 31, 2006 that $1,100,000 in related party convertible debentures and accrued was tendered for conversion in exchange for 22,583,000 shares of common stock.

During the year ended December 31, 2006, the Company entered into an agreement with Mr. Daryl Dinkla, a current director to assist in the negotiations of settling the $1,300,000 note payable and termination fees as well as the termination fee warrants associated with the $500,000 mortgage note payable. As part of this agreement the Company would pay no more than $100,000 including any cash fees for the negotiation and resolution efforts by the related party. The Company issued 1,882,136 shares of common stock with a value of $94,107 and a cash payment of $5,893 for out of pocket costs to the related party, for a total cost of $100,000.

During the year ended December 31, 2007, the Company entered into 6 convertible debentures with Mr. Daryl Dinkla, a current director of the Company. The total amount of related party convertible debentures entered into during 2007 was $262,500. The convertible debentures are due and payable 36 months from the date entered into, require monthly payments of interest of 7.0% per annum in arrears. The convertible debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average closing price of the Company’s common stock. The Company received notice during the year ended December 31, 2007 that $492,500 in related party convertible debentures and accrued interest were tendered for conversion in exchange for 9,772,725 shares of common stock.

During the year ended December 31, 2007, the Company entered into a short-term arrangement with Mr. Daryl Dinkla, a current director of the Company for working capital funds. As of December 31, 2007 this short-term arrangement amounted to $50,000. In addition to the short-term arrangement the Company along with the refinance of its Minneapolis, Minnesota property was required to obtain from the related party a personal guarantee of the mortgage note payable with the financial institution. In the case of default by the Company and the inability to cure Mr. Dinkla would take possession of the property as well make payment to the financial institution of the full amount due. The Company has filed a deed of trust on its property for Mr. Dinkla’s personal guarantee with the financial institution.

During the year ended December 31, 2007, the Company entered into an agreement with Quality Investments, Inc. and Wild Rose Partners, LLLP (the successor to Law Investments, Inc.) who collectively own the $400,000 note payable that was in default by the Company. Wild Rose Partners LLP is owned and controlled by Mr. Grant Sardachuk, a former director of the Company; Quality Investments, Inc. is owned and controlled by Mssrs. Dave Thomas and Clyde Brekken, both former directors of the Company. Both Wild Rose Partners LLP and Quality Investments, Inc. agreed to tender the outstanding principal and accrued interest in exchange for a combination of common stock and preferred stock. The note payable in the amount of $400,000 was exchanged for 40,000 shares of preferred stock of the Company with a purchase price of $10 per share. Accrued interest due and payable of $121,733 was tendered in exchange for 3,307,063 shares of common stock. As part of the exchange agreement the Company recognized a gain on extinguishment of debt of $49,867, whereby Wild Rose Partners LLLP and Quality Investments, Inc. waived the default interest.

Board Membership and Director Independence

Our Board of Directors has determined that Mr. Daryl Dinkla qualifies as an independent director under rules promulgated by the SEC. He currently serves as the head of the Company’s Audit Committee as well as the Compensation Committee until the earlier of his retirement or replacement by the Board of Directors. There are no family relationships among any of our executive officers or directors.

Former Board of Director members Mssrs. Thomas, Brekken, Sardachuk, Larson and Riesterer qualified as independent directors under rules promulgated by the SEC for their respective tenures.

During fiscal year 2007, the Board of Directors held two meetings. The Audit Committee met to discuss the year end audited financial statements and this report, prior to the filing of this report on Form 10-KSB. The Compensation Committee for fiscal year 2007 did not meet. Each of our current directors attended at least 90% of the aggregate total of meetings of the Board of Directors and committees on which he served. For each of the years ended December 31, 2004 through December 31, 2006 the Board of Directors met at least two times per year. All meetings were attended by a quorum of the directors and all measures were reviewed in detail by each member of the Board of Directors.

ITEM 13. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of WHY USA Financial Group, Inc. are included in Item 7.

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-KSB: For a list of exhibits filed with this Form 10-KSB, refer to the exhibit index beginning on page 91

ITEM 14. Principal Accounting Fees and Services

In connection with the audit of the 2007 financial statements, the Company entered into an engagement agreement with PKF Certified Public Accountants, A Professional Corporation (PKF) which set forth the terms by which PKF has performed audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table sets forth the aggregate fees agreed to by the Company for the annual and statutory audits for the fiscal years ended December 31, 2007, 2006, 2005 and 2004, and all other fees paid by the Company during 2007, 2006, 2005 and 2004 to its principal accounting firm, PKF:

	For the Years Ended December 31,
	2007	2006	2005	2004
Audit fees (1)	$23,640	$24,876	$41,802	$59,757
Audit-related fees	-	-	1,402	4,077
Tax fees (2)	45,759	10,047	-	-
All other fees	-	-	-	-

Total	$69,399	$34,923	$43,204	$63,834

(1) Audit fees for the years ended December 31, 2007, 2006 and 2005, were primarily for the company’s subsidiary TCS statutory audits. The company discontinued its audit services for the holding company WHY USA Financial Group, Inc. in June 2005.
(2) Tax fees for the years ended December 31, 2007 and 2006 were incurred to bring the Company’s consolidated tax returns current and timely filed.

The Audit Committee has determined that the rendering of all non-audit services by PKF is compatible with maintaining the auditor’s independence. The fees listed under “Audit Fees” above were incurred for services related to the annual audit of the Company’s wholly-owned subsidiaries; TCS and subsidiaries consolidated financial statements, NA financial statements, and services that are normally provided in connection with various statutory and regulatory filings and engagements. The fees listed under “Audit-Related Fees” above were incurred for service related to mergers and acquisitions and benefit plan audits, and the fees listed under “Tax Fees” above were incurred for service related to federal, state and international tax compliance and planning. The Audit Committee approves non-audit services by PKF on an ad hoc basis, and has vested authority with Daryl Dinkla, the chairman of the Audit Committee, to approve non-audit services as needed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHY USA Financial Group, Inc.

Date: May 5, 2008	By:	/s/ James B. Kylstad
James B. Kylstad Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JAMES B. KYLSTAD James B. Kylstad	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	May 5, 2008

/s/ KENNETH J. YONIKA Kenneth J. Yonika	Chief Financial Officer (Principal Financial Officer)	May 5, 2008

/s/ DARYL B. DINKLA Daryl B. Dinkla	Director	May 5, 2008

/s/ BRUCE CLAUSEN Bruce Clausen	Director	May 5, 2008

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Reorganization between the Black Butte Petroleum, Inc. and Triam Ltd., dated March 23, 1983 (1)
2.2	Acquisition Agreement between Triam Ltd. and Northwest Financial Ltd., dated December 16, 1999 (1)
2.3	Acquisition Agreement Addendum, dated December 20, 1999 (1)
2.4	Stock Purchase Agreement dated September 24, 1999 between Northwest Financial Group, Inc., WHY USA NA, and its selling shareholders (1)
2.5	Addendum to Stock Purchase Agreement, dated December 30, 1999 including Assignment to Donald Riesterer (1)
2.6	Share Exchange Agreement – Cashline transaction, dated February 8, 2001 (3)
2.7	Business Combination Agreement to acquire Discover Mortgage Corp. effective January 1, 2002 (2)
3.1.1	Articles of Triam Ltd., dated January 6, 1983 (1)
3.1.2	Amendment to Articles of Incorporation, March 4, 1983 (1)
3.1.3	Amendment to Articles of Incorporation, filed March 29, 1983 (1)
3.1.4	Articles of Merger, filed on November 9, 1999 (1)
3.1.5	Amendment to Articles of Incorporation, Jan. 10, 2000 (1)
3.2	Bylaws (1)
10.2	Stock Option Plan (2)
10.3	Sample Option Agreement (4)
10.4	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Cashline (4)
10.5	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Alliance West (4)
10.6	Franchise Purchase Agreement, dated March 31, 2001 (4)

(1) Filed with the Company's initial Filing on Form 10-SB on May 10, 2000.

(2) Filed with the Company's Form 10-SB/A No. 1 on August 28, 2000.

(3) Filed with the Company's Report on 8-K dated February 21, 2002.

(4) Filed with the Company's Annual Report on 10-KSB on April 16, 2001.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer