Form 10QSB
period 2008-03-31
WHY USA FINANCIAL GROUP INC
filed 2008-05-20
CIK 1113450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
 (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-30601

WHY USA FINANCIAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0390603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2801 S. Wayzata Boulevard, Suite 100,
Minneapolis, MN	55405
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:

(612) 767-5037

Check whether this issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [  ]     No   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 15, 2008 the Company had issued and outstanding 105,685,097 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

WHY USA FINANCIAL GROUP, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3A(T).	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signature	24

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I.    Financial Information

ITEM 1.	Financial Statements

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Balance Sheets
As of
	March 31, 2008	December 31, 2007
		(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,263	$46,176
Accounts receivables, net of allowance for doubtful accounts	47,086	59,325
Prepaid assets and other	88,357	106,287
Total current assets	137,076	211,788

PROPERTY AND EQUIPMENT—Net	488,317	497,484
GOODWILL	784,815	784,815
OTHER NONCURRENT ASSETS	9,077	29,226
TOTAL	$1,419,915	$1,523,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Warehouse and bank lines	$99,383	$99,789
Current portion of obligation under capital leases	-	1,538
Current portion of notes payable and convertible debentures	523,319	473,319
Current portion of mortgage notes payable	34,081	88,427
Bank overdraft	16,441	-
Accounts payable	386,873	347,174
Accrued expense and other liabilities	741,376	689,187
Total current liabilities	1,801,473	1,699,434

MORTGAGE NOTES PAYABLE	830,640	839,307
NOTES PAYABLE AND CONVERTIBLE DEBENTURES	235,000	110,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 250,000,000 shares authorized; 108,992,160 shares
issued and outstanding for March 31, 2008 and December 31, 2007	108,993	108,993
Additional paid in capital	10,059,684	10,059,684
Preferred Stock, $.01 par value, 50,000,000 shares authorized; 40,000 shares
issued and outstanding for March 31, 2008 and December 31, 2007	400	400
Accumulated deficit	(11,616,275)	(11,294,505)
Total stockholders’ equity (deficit)	(1,447,198)	(1,125,428)
TOTAL	$1,419,915	$1,523,313

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statement of Operations
For the Three Months Ended

	March 31, 2008	March 31, 2007

NET REVENUES	$367,846	$701,595

COST OF REVENUES	203,828	443,523

Gross margin	164,018	258,072

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	445,965	432,683

DEPRECIATION AND AMORTIZATION EXPENSE	10,899	12,190

OPERATING INCOME (LOSS)	(292,846)	(186,801)

OTHER INCOME (EXPENSE):
Interest expense	(37,117)	(46,857)
Interest income	19	3
Other income	9,774	105,757

Total other income (expense)	(27,3246)	58,903

INCOME (LOSS) BEFORE TAXES	(320,170)	(127,898)

Income tax expense	(1,600)	(1,600)

NET INCOME (LOSS)	$(321,770)	$(129,498)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES USED :
Basic and Diluted	108,992,160	92,319,434

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended

	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(321,770)	$(129,498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,899	12,190
Provision for (benefit from) doubtful accounts	36,707	(11,577)
Effect of changes in operating assets and liabilities:
Trade receivables	(24,469)	26,854
Prepaid expenses and other current assets	17,930	1,266
Accounts payable	39,699	9,991
Accrued expenses	52,189	50,696
Other	18,418	11,579

Net cash used in operating activities	(170,397)	(28,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(4,001)

Net cash (used in) provided by investing activities	-	(4,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on revolving credit facility, net
of mortgages held for resale	(406)	202
Repayments of mortgages payable	(63,013)	(3,579)
Proceeds from notes payable and convertible debentures	175,000	162,500
Bank overdraft	16,441	-
Repayment of obligations under capital leases	(1,538)	(1,574)

Net cash provided by financing activities	126,484	157,549

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,913)	125,049

CASH AND CASH EQUIVALENTS—Beginning of period	46,176	14,267

CASH AND CASH EQUIVALENTS—End of period	$2,263	$139,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,600	$-
Cash paid for interest	$13,706	$24,505

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTS

Financial Statement Preparation

The unaudited consolidated financial statements have been prepared by WHY USA Financial Group, Inc.  according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on May 5, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Accounting

The condensed consolidated financial statements include the accounts of WHY USA Financial Group, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company through its subsidiary TCS is a mortgage broker and prior to the year ending December 31, 2006 TCS was a mortgage banker with its own line of credit; the Company through Realty is a full service realtor operating in the Southern California market; the Company through Discover provides mortgage broker services in the state of Minnesota; and the Company through its subsidiary NA provides franchised real estate operations to franchisees located in 14 states, these services center around the WHY USA –“America’s Real Estate Alternative”® - $990 program.

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

Cash Equivalents and Concentration of Risk

The Company maintains checking, money market and savings accounts at financial institutions located in California and Minnesota. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2008 the Company did not have uninsured cash balances. The Company has not experienced losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

Accounts and Notes Receivable, Allowances and Fair Market Value

In accordance with Financial Accounting Standard No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company has an allowance for doubtful accounts of $30,469 at March 31, 2008. Bad debts (recoveries) totaled $36,707 and $(11,577) for the three month periods ended March 31, 2008 and 2007, respectively. The Company has experienced no credit losses from its mortgage lending operations.

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

No material changes have occurred since year end requiring additional disclosure on an interim basis. Please refer to our annual report filed on Form 10-KSB with the SEC, May 5, 2008 for further information relative to our segments.

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

Impairment of Long-Lived Assets

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

Goodwill is attributable to the acquisitions of Discover and TCS. The Company in connection with the acquisition of Discover recorded goodwill of $1,016,570. The Company in connection with the acquisition of TCS recorded goodwill of $1,318,456. The Company has recorded impairment losses accumulating $1,550,211, to reflect goodwill impairment on the acquisitions of Discover and TCS.

As of March 31, 2008 goodwill associated with the Discover acquisition is recorded at $784,815.

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

Diluted income (loss) per share reflects the potential dilution that could occur from the following items:

•	Convertible debentures where the effect of those securities are dilutive;
•	Dilutive stock options; and
•	Dilutive common stock warrants.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the offering of its varied services, or to enter into any or a sufficient number of joint ventures. The Company’s revenue to date has been steadily decreasing, even with the acquisition of TCS in 2003. There is no assurance that the Company can successfully rebuild its revenue base in 2008 and into 2009 to the scale that it will need to provide positive cash flow from operations. The Company’s service offerings along with the new FHA qualifying loan limits seem to be receiving market acceptance as the Company’s anticipated or projected revenue projects seem to be increasing in the 1st quarter of 2008 after hitting bottom during the 4th quarter of 2007, measured by its “pipeline” tool. There is no assurance that the Company can continue to improve upon its service offerings and projected revenue to reach positive cash flow let alone breakeven.

Since inception through March 31, 2008, the Company had an accumulated deficit of $11,616,275. Management of the Company believes that recent funding from the use of convertible debentures and the issuance of common stock in satisfaction of certain debt obligations will allow us to continue operations and execute our business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through March 31, 2009. Management believes sufficient funding can be secured through the use of its convertible debentures, as well as offerings of preferred and common stock through private placements to institutional and other finance sources. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated expansion and business plan.

These condensed consolidated financial statements do not require any additional adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 – BUSINESS COMBINATIONS

In June 2001, the FASB adopted SFAS No. 141 (SFAS 141) “Business Combinations,” SFAS No. 142 (SFAS 142) “Goodwill and Other Intangible Assets” and in August 2001, SFAS No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company's accounting procedures have been amended to adapt these statements at the earliest date the statements became effective. For further information regarding business combinations and acquisitions please refer to our annual report filed on Form 10-KSB with the SEC on May 5, 2008.

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

	Real Estate	Mortgage
	Franchise	Brokerage	Other	Total
For three month period ending March 31, 2008
Revenues	$37,428	$330,418	$-	$367,846
Cost of revenues	14,698	189,130	-	203,828
General and administrative expenses	60,929	257,305	127,731	445,965
Net operating income(loss)	$(38,199)	$(116,017)	$(127,731)	$(281,947)

Additions(dispositions) to segmented assets	$(28,692)	$(35,808)	$(38,898)	$(103,398)

Segment assets at March 31, 2008	$39,953	$1,328,928	$51,034	$1,419,915

For three month period ending March 31, 2007
Revenues	$47,198	$654,397	$-	$701,595
Cost of revenues	17,898	425,625	-	443,523
General and administrative expenses	46,756	305,568	80,359	432,683
Net operating income(loss)	$(17,456)	$(339,155)	$(80,359)	$(174,611)

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our condensed consolidated statement of operations:

	March 31, 2008	March 31, 2007
NET OPERATING INCOME (LOSS) FROM SEGMENTS	$(281,947)	$(174,611)
DEPRECIATION AND AMORTIZATION EXPENSE	10,899	12,190
OPERATING INCOME (LOSS)	(292,846)	(186,801)
OTHER INCOME (EXPENSE):
Interest expense	(37,117)	(46,857)
Interest income	19	3
Other income	9,774	105,757
Total other income (expense)	(23,547)	58,903
INCOME (LOSS) BEFORE TAXES	$(320,170)	$(127,898)

NOTE 4 - BANK LINE OF CREDIT

The Company through its Discover operations has a line of credit with a financial institution to meet short-term working capital requirements. Under this credit facility the Company has $100,000 of unsecured revolving line credit which bears interest payable monthly at prime plus 3.75% per annum. There are no parent guarantees or covenants associated with this facility.

NOTE 5 – MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008	December 31, 2007
		(audited)
Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $8,294 including interest at 7.75% per annum with all unpaid principal due November 2010, collateralized by a building	$864,721	$872,734
Note Payable - individual (secured by property), interest due monthly. Interest payable at 7.5%, note due and payable January 2005.	-	55,000
Total mortgage notes payable	864,721	927,734
Less current maturities	34,081	88,427
Long term portion of mortgage notes payable	$830,640	$839,307

Settlement and Mediated Judgment $150,000 Mortgage Note Payable

During the year ended December 31, 2007 the Company entered into a settlement and mediated judgment with the holder of the $150,000 mortgage note payable. The settlement required payments of $175,000 in cash and the issuance of 1,000,000 shares of the Company’s common stock to the holder. At December 31, 2007 the Company owed $55,000 on the mediated judgment. Pursuant to the settlement agreement the Company made final payment to the holder on March 11, 2008. The Company has the right to redeem or first right of refusal to repurchase the shares from the holder at any time for 3 years in whole or in part at a price of $0.05 per share.

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

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008	December 31, 2007
		(audited)
Convertible Debentures - TCS acquisition, 21 members, principal and interest due and payable November 2006, monthly payments of interest in arrears at 7.5% per annum. Certain payment restrictions apply and the debentures are convertible into common stock of the Company at a price of $0.20 per share	$300,000	$300,000
Note Payable - individual, principal and interest due and payable December 2008, interest at 5.03% per annum and the note is unsecured.	73,319	73,319
Convertible Debentures - 2005 investment by five investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	100,000	100,000
Convertible Debentures - 2006 investment by four investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock.	60,000	60,000
Convertible Debentures – 2007/2008 investments by one investor, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	225,000	50,000
Total notes payable and convertible debentures	758,319	583,319
Less current maturities	523,319	473,319
Long term portion of notes payable and convertible debentures	$235,000	$110,000

Convertible Debentures 2003

As of March 31, 2008 the Company was in default with respect to its $300,000 in convertible debentures (the 2003 Debentures). The 2003 Debentures were due and payable November 30, 2006.  The 2003 Debentures bear interest at a rate of 7.5% per annum payable in arrears by one month. Interest payments may be deferred until maturity, based on a formula provided that the Company is showing a net loss or negative earnings before interest, taxes, depreciation and amortization (EBITDA). The Company has the right to pay principal and accrued interest through common stock of the Company provided that the average closing price of the Company's common stock exceeds $0.20 for ten consecutive trading days prior to the date of payment. The 10 holders of the 2003 Debentures have the option to convert into shares of common stock at anytime subject to 30 days prior notice to the Company. The debentures are convertible at $0.20 per common share.

Convertible Debentures 2005, 2006, 2007, 2008

As of March 31, 2008 the Company had outstanding $385,000 in convertible debentures (the Post-2003 Debentures). The Post-2003 Debentures are due and payable three years from the date of the original issuance.  The Post-2003 Debentures bear interest at a rate of 7.0% per annum payable monthly. The 8 holders of the Post-2003 Debentures have the option to convert into shares of common stock upon written notice to the Company. The debentures are convertible into common stock at a price equal to 93% of the average 30 day closing price of the Company’s publicly traded common stock prior to notice of conversion.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space for its subsidiaries in two markets, San Diego and Las Vegas. The Company’s corporate and REF operations occupy space in its Minneapolis building. TCS’s San Diego and Las Vegas operations lease office space under operating leases that expires in 2010 and 2009, respectively.

Lease Income

The Company leases a portion of its Minneapolis commercial property to various tenants, which require them to pay a monthly base rent. Most tenants are on month-to-month agreements with the Company. Currently one long term lease tenant occupies space in this building.

Executive Employment Agreements

The Company has an executive employment agreement with its chief executive officer which provides for cash compensation of $100,000 per annum as well as equity compensation of $75,000 per annum. As of March 31, 2008 the Company has included in accrued expense approximately $580,000 in compensation due to its executive officer. As part of the Company’s agreement with the executive officer the Company will issue shares of common stock based on a pre-determined formula for past due compensation and enter into a new employment agreement with the executive officer. As part of the Company’s efforts to conserve cash and control expenditures during its cost-cutting plan the executive officer had deferred payment of his compensation during the past four years.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at March 31, 2008, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

NOTE 8 - PROPERTY AND EQUIPMENT

The Company's property and equipment by significant category consist of the following at March 31, 2008 and December 31, 2007, respectively:

	March 31, 2007	December 31, 2007
		(audited)
Furniture and equipment	$168,911	$168,911
Building and improvements	468,716	468,716
Land	100,000	100,000
Total property and equipment	737,627	737,627
Less accumulated depreciation	(249,310)	(240,143)

	$488,317	$497,484

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2008, the Company entered into several short-term arrangements with a current director of the Company for working capital funds. For the three month period ended March 31, 2008 funds received under these short-term arrangements totaled $175,000.

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

At March 31, 2008, the Company had $8.5 million and $4.1 million of federal and state net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states’ NOL’s. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-KSB.

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

The Company believes that with the acquisitions of Discover Mortgage and TCS Mortgage it may soon reach the size and scope of business that will produce continued growth in revenues and cash flows. In addition, with improving economies of scale, additional skill sets, increased service offerings, improving margins and the sale of selected assets the Company expects to begin showing operating income. The Company has incurred significant losses, and as of March 31, 2008 had an accumulated deficit of approximately $11.6 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial service offerings, strategic acquisitions and alliances, and expanded operations to support larger-scale business operations. Accordingly, the Company may continue incurring losses incident to future growth. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate enough cash from operations in the future.

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

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended March 31, 2008 and 2007

Revenues

Net revenues decreased $333,749 or 48% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was a result of the continued significant softening of the mortgage and real estate industry. Summer 2007 was a time of great turmoil for the financial services industry. WHY USA was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market experienced a ripple effect that business both in mortgage and real estate transactions almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in its loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

Even late into 2007, it became apparent that the sub-prime mortgage market continues to be strained which in turn affects the financial services industry. As a mortgage broker, WHY USA does not have any exposure to the weakening sub-prime market, and has no liability to purchase defaulted loans. As a result, management believes that even though the sub-prime market has weakened, the negative impact on future revenues will be minimal. Given that we have stabilized ourselves for 2008 even with the weakened sub-prime market, revenues are increasing over 2007 on a quarter to quarter basis, as we experience a growing demand for FHA insured loans. The purpose of the FHA insured program is to allow non- Fannie Mae and Freddie Mac approved borrowers’ access to non sub-prime loan programs. Therefore currently we are experiencing an increase of “Government” sponsored loan programs that allow more flexible lending criteria, picking up much of the slack in the traditional “sub-prime” loans.

Cost of Revenues

Cost of revenues decreased $239,695 or 54% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Cost of revenues dropped at a higher rate compared to the decrease in net revenues for the three month period. Costs of revenue which consists of primarily direct costs associated with our products and services, was as well affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues decreased to 55% for the three months ended March 31, 2008 compared to 63% for the three months ended March 31, 2007. Gross margin increased to 45% for the three months ended March 31, 2008 compared to 37% for the three months ended March 31, 2007.

We believe that gross margin in future periods may be affected by, among other things, the integration of acquired businesses in addition to increased services, competitive conditions, our ability to make additional productivity improvements and the acceptance of government products as a replacement for non-government products.

Operating Expenses

Selling, General and Administrative. For the three months ended March 31, 2008, selling, general and administrative expenses increased by $13,282 or 3% compared to the three months ended March 31, 2007. The increase for the three months ended March 31, 2008 resulted from approximately $60,000 in accounting and professional services incurred in preparing for our audit and annual report on Form 10-KSB offset by the continuing cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

We continue to pursue programs and initiatives to improve our efficiency in the general and administrative area. These programs focus in the areas of process improvement and automation relative to our mortgage and non-franchise real estate business and its support as well as support services needed for our holding company. We expect that over time these actions will result in additional declines in our general and administrative expenses as a percent of revenues.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2008 decreased $1,291 or 11% compared to the three months ended March 31, 2007. Depreciation and amortization expense for the three months ended March 31, 2008 was $10,829.

Other Income (Expense)

Interest Expense. Interest expense was $37,117 for the three months ended March 31, 2008 compared to $46,857 for the three months ended March 31, 2007. The primary reason for the $9,740 reduction in interest expense was the conversion of several convertible debentures retired in late 2007.

Other Income (Expense), Net. Other income (expense), net, for the three months ended March 31, 2008 and the three months ended March 31, 2007 was $9,774 and $105,757, respectively. For three months ended March 31, 2007 the Company received payment on a liquidating distribution from policy holder ownership interest. This distribution payment was a one-time event for the Company.

Comparison of the Three Month Periods Ended March 31, 2007 and 2006

Revenues

Net revenues decreased $435,895 or 38% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease was a result of the continued softening of the mortgage and real estate industry and the decision to exit the mortgage banking business. Management believed the market was entering into a high risk period and that the sub-prime market meltdown would start to affect the integrity of the Company’s core business as well.

Cost of Revenues

Cost of revenues decreased $266,120 or 38% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Cost of revenues increased slightly as a percentage relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues increased to 63% for the three months ended March 31, 2007 compared to 62% for the three months ended March 31, 2006. Gross margin decreased to 37% for the three months ended March 31, 2007 compared to 38% for the three months ended March 31, 2006.

Operating Expenses

Selling, General and Administrative. For the three months ended March 31, 2007, selling, general and administrative expenses decreased $170,006 or 28% compared to the three months ended March 31, 2006. The decrease was a result of several cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2007 decreased $4,188 or 26% compared to the three months ended March 31, 2006. Depreciation and amortization expense for the three months ended March 31, 2007 was $12,190.

Other Income (Expense)

Interest Expense. Interest expense was $46,857 for the three months ended March 31, 2007 compared to $122,796 for the three months ended March 31, 2006. The reason for the $75,939 reduction in interest expense was the conversion of several convertible debentures that occurred during 2006 as well as the retirement of other debt and financial obligations.

Other Income (Expense), Net. Other income (expense), net, for the three months ended March 31, 2007 and the three months ended March 31, 2006 was $105,757 and none, respectively. For the three months ended March 31, 2007 the Company received payment on a liquidating distribution from policy holder ownership interest. This distribution payment was a one-time event for the Company.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities used net cash of $170,397 during the three month period ended March 31, 2008 primarily from a net loss of $321,770 offset by net non-cash charges of $47,606. Changes in operating assets and liabilities provided a net increase of $103,767 in cash during the period. Within the non-cash charges, the primary driver was bad debt expense of approximately $37,000. The primary drivers of cash usage from changes in operating assets and liabilities was an increase in accounts payable and accrued expenses of approximately $92,000 which was partially offset by a decrease in trade receivables of approximately $24,000.

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

Investing Activities. Net cash used in investing activities for the three month period ended March 31, 2008 was zero.

Financing Activities. Net cash provided by financing activities totaled $126,484 for the three month period ended March 31, 2008 which includes the payments on existing debt of approximately $63,000. Of the payments on existing debt the Company made a final payment on its arbitrated settlement of $55,000 to a prior mortgage note holder.  For the three month period ended March 31, 2008 we received $175,000 in proceeds from various short-term note obligations entered into by one of our directors. The Company for the three month period ended March 31, 2008 incurred a bank overdraft of $16,441.

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

As of March 31, 2008, we had cash and cash equivalents of approximately $2,000. Our working capital deficit was $1,664,397 as of March 31, 2008. This includes along with accounts payable outstanding, bank overdraft of $16,441, bank line of credit of $99,383, short term debt and lease obligations of $557,400, as well as accrued expense and other of $741,376. Cash used in operations primarily comes from our service offerings with non-recurring expenses funded through the issuance of convertible debentures.

We expect that our current cash and cash equivalents, short-term and long-term investments, short-term borrowings and/or the raising of additional capital, along with funds from operations and interest income earned thereon will be sufficient to fund our current operations through at least the second quarter of 2009. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, our ability to establish collaborative business arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing business claims and competing technological and market developments.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

CRITICAL ACCOUNTING POLICIES

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to the allowance for doubtful accounts, goodwill, intangible assets, stock-based compensation income taxes, commitments and accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	revenue recognition;
•	accounting for goodwill and other intangible assets;
•	accounting for franchise costs;
•	accounting for stock-based compensation; and
•	accounting for acquisition charges

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-QSB about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on May 5, 2008. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Business

WHY USA Financial Group, Inc. (the Company), is a Nevada corporation. Prior to acquiring our real estate franchise subsidiary and our Minneapolis mortgage brokerage business in December 1999, the Company was an inactive public company under the name Triam Ltd., Inc. with no assets, which had not been engaged in active operations for many years.  Our principal offices are located in Minneapolis, Minnesota. Our website is http://www.whyusa.com. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, our Current Reports on Form 8-K and any amendments thereto are made available without charge on our website.

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

The Company through its subsidiary TCS is a mortgage broker and prior to December 31, 2006 TCS was a mortgage banker with its own line of credit; the Company through Realty is a full service realtor operating in the Southern California market; the Company through Discover provides mortgage broker services in the state of Minnesota; and the Company through its subsidiary NA provides franchised real estate operations to franchisees located in 14 states, these services center around the WHY USA – “America’s Real Estate Alternative”® - $990 program.

Financial Information - Segments and Geographic Areas

We focus our business on two principal business segments, Real Estate Franchise (REF) and Mortgage Brokerage (MB). Financial information regarding these segments is included within the notes to our condensed consolidated financial statements included in this Quarterly Report of Form 10-QSB.

The Company has limited geographic concentrations within its business segments. Our REF business segment currently operates in several Midwestern states, with offices elsewhere in the continental United States. Our MB business segment currently operates in California, Nevada, Minnesota and Wisconsin.

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

Acquisition Strategy and Transactions

Since our reorganization in 1999, a principal element of our business strategy has been to expand our business through acquisitions of established operations in our industry. The primary goal of our acquisition strategy is to establish a national presence in our industry over the coming years, which we believe will provide economies of scale in our operations due to an increase in our revenue base through acquisition. Moreover, we believe more favorable terms will be achieved from financial institutions that provide mortgage funding as our lending transactions increase through size.

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

TCS is licensed with HUD as a Supervised Loan Correspondent. As such, we compete with all HUD approved lenders in the areas we originate mortgage loans. TCS is required to maintain a minimum adjusted net worth which was $113,000 ($63,000 for the main office plus $25,000 for each of its two HUD branch offices) at December 31, 2007. Although the Company may be out of compliance with this requirement for the quarter ended March 31, 2008, management believes that the annual renewal requirement will be met by or prior to December 31, 2008. Maintaining a license with HUD allows TCS to originate FHA loans that it would not otherwise be able to originate. Approximately five percent of our business is currently derived from HUD/FHA loans; we expect this percentage to grow dramatically with the improvements suggested by the government-controlled agency. It has become difficult for smaller competitors to maintain these requirements.

ITEM 3A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at March 31, 2008, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

ITEM 1A.	Risk Factors

There are no material changes from risk factors disclosed in our Form 10-KSB for the year ended December 31, 2007, as filed on May 5, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
a)	None.
b)	None.
c)	None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders
a)	None.
b)	None.
c)	None.
d)	None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JAMES B. KYLSTAD James B. Kylstad	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2008

/s/ KENNETH J. YONIKA Kenneth J. Yonika	Chief Financial Officer (Principal Financial Officer)	May 20, 2008

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Reorganization between the Black Butte Petroleum, Inc. and Triam Ltd., dated March 23, 1983 (1)
2.2	Acquisition Agreement between Triam Ltd. and Northwest Financial Ltd., dated December 16, 1999 (1)
2.3	Acquisition Agreement Addendum, dated December 20, 1999 (1)
2.4	Stock Purchase Agreement dated September 24, 1999 between Northwest Financial Group, Inc., WHY USA NA, and its selling shareholders (1)
2.5	Addendum to Stock Purchase Agreement, dated December 30, 1999 including Assignment to Donald Riesterer (1)
2.6	Share Exchange Agreement – Cashline transaction, dated February 8, 2001 (3)
2.7	Business Combination Agreement to acquire Discover Mortgage Corp. effective January 1, 2002 (2)
3.1.1	Articles of Triam Ltd., dated January 6, 1983 (1)
3.1.2	Amendment to Articles of Incorporation, March 4, 1983 (1)
3.1.3	Amendment to Articles of Incorporation, filed March 29, 1983 (1)
3.1.4	Articles of Merger, filed on November 9, 1999 (1)
3.1.5	Amendment to Articles of Incorporation, Jan. 10, 2000 (1)
3.2	Bylaws (1)
10.2	Stock Option Plan (2)
10.3	Sample Option Agreement (4)
10.4	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Cashline (4)
10.5	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Alliance West (4)
10.6	Franchise Purchase Agreement, dated March 31, 2001 (4)

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