Form 10-Q
period 2008-06-30
WHY USA FINANCIAL GROUP INC
filed 2008-08-14
CIK 1113450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

(612) 767-5037
(Registrants telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __ No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at August 5, 2008
Common Stock, $.001 par value	105,685,097

WHY USA FINANCIAL GROUP, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signature	28

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I.	Financial Information

ITEM 1.	Financial Statements

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Balance Sheets as of

	June 30, 2008	December 31, 2007
		(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,404	$46,176
Accounts receivables, net of allowance for doubtful accounts	35,293	59,325
Prepaid assets and other	47,001	106,287
Total current assets	102,698	211,788

PROPERTY AND EQUIPMENT—Net	490,222	497,484
GOODWILL	784,815	784,815
RESTRICTED CASH	50,000	-
OTHER NONCURRENT ASSETS	8,378	29,226
TOTAL	$1,436,113	$1,523,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Warehouse and bank lines	$98,513	$99,789
Current portion of obligation under capital leases	2,392	1,538
Current portion of notes payable and convertible debentures	971,267	473,319
Current portion of mortgage notes payable	35,061	88,427
Bank overdraft	6,717	-
Accounts payable	408,840	347,174
Accrued expense and other liabilities	896,169	689,187
Total current liabilities	2,418,959	1,699,434

MORTGAGE NOTES PAYABLE	827,137	839,307
NOTES PAYABLE AND CONVERTIBLE DEBENTURES	110,000	110,000
OTHER LONG-TERM LIABILITIES	1,840	-
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 250,000,000 shares authorized; 107,268,022 and 108,992,160 shares issued and outstanding for June 30, 2008 and
December 31, 2007, respectively	107,269	108,993
Additional paid in capital	9,961,408	10,059,684
Preferred Stock, $.01 par value, 50,000,000 shares authorized; 40,000 shares issued and outstanding for June 30, 2008, and December 31, 2007, respectively	400	400
Accumulated deficit	(11,990,900)	(11,294,505)
Total stockholders’ equity (deficit)	(1,921,823)	(1,125,428)
TOTAL	$1,436,113	$1,523,313

See accompanying notes to condensed consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statement of Operations for the

	Six Months	Six Months	Three Months	Three Months
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET REVENUES	$706,099	$1,494,462	$338,253	$792,867

COST OF REVENUES	403,132	971,268	199,304	527,745

Gross margin	302,967	523,194	138,949	265,122

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	898,265	824,155	452,300	391,472

DEPRECIATION AND AMORTIZATION EXPENSE	20,384	24,535	9,485	12,345

OPERATING INCOME (LOSS)	(615,682)	(325,496)	(322,836)	(138,695)

OTHER INCOME (EXPENSE):
Interest expense	(88,955)	(85,891)	(51,838)	(39,034)
Interest income	38	4	19	1
Other income	9,804	116,552	30	10,795

Total other income (expense)	(79,113)	30,665	(51,789)	(28,238)

INCOME (LOSS) BEFORE TAXES	(694,795)	(294,831)	(374,625)	(166,933)

Income tax expense	(1,600)	(1,600)	-	-

NET INCOME (LOSS)	$(696,395)	$(296,431)	$(374,625)	$(166,933)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss)	$(0.01)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES USED :
Basic and Diluted	108,848,482	92,319,434	108,704,804	92,319,434

See accompanying notes to condensed consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statement of Cash Flows for the Six Months Ended

	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(696,395)	$(296,431)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,384	24,535
Provision for (benefit from) doubtful accounts	49,250	75
Cancellation/relief of stock compensation expense	(100,000)	-
Effect of changes in operating assets and liabilities:
Trade receivables	(25,219)	(8,816)
Prepaid expenses and other current assets	59,286	(16,863)
Accounts payable	73,666	36,410
Accrued expenses	206,982	83,556
Other	19,116	13,642

Net cash used in operating activities	(392,930)	(163,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,390)	(5,861)
Purchase of certificate of deposit	(50,000)	-

Net cash used in investing activities	(61,390)	(5,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on revolving credit facility, net of mortgages held for resale	(1,276)	196
Repayments of mortgages payable	(65,536)	(3,579)
Repayment of notes payable and convertible debentures	(551)	(7,455)
Proceeds from notes payable and convertible debentures	486,500	162,500
Bank overdraft	6,717	12,745
Repayment of obligations under capital leases	(1,722)	(3,121)
Borrowing under capital leases	4,416	-

Net cash provided by financing activities	428,548	161,286

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,772)	(8,467)

CASH AND CASH EQUIVALENTS—Beginning of period	46,176	14,267

CASH AND CASH EQUIVALENTS—End of period	$20,404	$5,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,600	$1,600
Cash paid for interest	$27,412	$49,011

See accompanying notes to condensed consolidated financial statements.

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

Business Activity and Organization

The consolidated financial statements of the Company include the parent company, WHY USA Financial Group, Inc., which was incorporated as a Utah corporation in 1980 and reorganized as a Nevada corporation in 1983, Northwest Financial Ltd. (Northwest), acquired in 1999, incorporated as a Minnesota corporation, WHY USA North America, Inc. (NA) acquired in 1999, incorporated as a Wisconsin corporation, and TCS Mortgage, Inc. and its wholly-owned subsidiaries (TCS). TCS includes the parent company, TCS Mortgage, Inc. (acquired in 2003 by WHY USA Financial Group, Inc. and incorporated as a California corporation), TCS Realty, Inc. (Realty) formed in 2004 as a California corporation, and Discover Mortgage Corporation (Discover) acquired through a capital contribution from WHY USA Financial Group, Inc. and incorporated as a Minnesota corporation.

The Company through its subsidiary TCS, is a mortgage broker and prior to the year ending December 31, 2006, TCS was a mortgage banker with its own line of credit; the Company through Realty is a full service realtor operating in the Southern California market; the Company through Discover provides mortgage broker services in the state of Minnesota; and the Company through its subsidiary NA provides franchised real estate operations to franchisees located in 14 states, these services center around the WHY USA –“America’s Real Estate Alternative”® - $990 program.

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

Cash Equivalents and Concentration of Risk

The Company maintains checking, money market and savings accounts at financial institutions located in California and Minnesota. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of June 30, 2008 the Company did not have uninsured cash balances. The Company has not experienced losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

As of June 30, 2008, the Company held $50,000 in restricted cash classified as a non-current asset held to maturity. As of December 31, 2007, there was no restricted cash. The restricted cash secures a letter of credit held with a financial institution. The certificate of deposit matures on May 5, 2012 and is held with an FDIC insured financial institution.

Accounts and Notes Receivable, Allowances and Fair Market Value

In accordance with Financial Accounting Standard No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company has an allowance for doubtful accounts of $30,469 at June 30, 2008. Bad debts (recoveries) totaled $49,250 and $75 for the six month periods ended June 30, 2008 and 2007, respectively.

Customer Concentration

The Company had five customers which compose approximately 56% of its accounts receivable balance at June 30, 2008. There were no such customer concentration at December 31, 2007.

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

As of June 30, 2008 goodwill associated with the Discover acquisition is recorded at $784,815.

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

As the Company has incurred losses, it has excluded shares related to convertible debentures, stock options or warrants from its calculation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the offering of its varied services, or to enter into any or a sufficient number of joint ventures. The Company’s revenue to date has been steadily decreasing, even with the acquisition of TCS in 2003. There is no assurance that the Company can successfully rebuild its revenue base in 2008 and into 2009 to the scale that it will need to provide positive cash flow from operations. The Company’s service offerings along with the new FHA qualifying loan limits seem to be receiving market acceptance as the Company’s anticipated or projected revenue projects seem to be increasing through the 3rd quarter of 2008 after hitting bottom during the 4th quarter of 2007, measured by its “pipeline” tool. There is no assurance that the Company can continue to improve upon its service offerings and projected revenue to reach positive cash flow let alone breakeven.

Since inception through June 30, 2008, the Company had an accumulated deficit of $11,990,900. Management of the Company believes that recent funding from the use of convertible debentures and the issuance of common stock in satisfaction of certain debt obligations will allow us to continue operations and execute our business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through June 30, 2009. Management believes sufficient funding can be secured through the use of its convertible debentures, as well as offerings of preferred and common stock through private placements to institutional and other finance sources. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated expansion and business plan.

These condensed consolidated financial statements do not require any additional adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 – BUSINESS SEGMENTS

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

	Real Estate Franchise	Mortgage Brokerage	Other	Total

For six month period ending June 30, 2008
Revenues	$73,493	$632,606	$-	$706,099
Cost of revenues	20,948	382,184	-	403,132
General and administrative expenses	92,842	528,835	276,578	898,265
Net operating income(loss)	$(40,297)	$(278,413)	$(276,578)	$(595,298)

Additions(dispositions) to segmented assets	$(30,140)	$(19,880)	$(43,898)	$(93,918)

Segment assets at June 30, 2008	$38,505	$1,352,574	$45,034	$1,436,113

For six month period ending June 30, 2007
Revenues	$93,919	$1,400,543	$-	$1,494,462
Cost of revenues	24,607	946,661	-	971,268
General and administrative expenses	55,058	672,723	96,374	824,155
Net operating income(loss)	$14,254	$(218,841)	$(96,374)	$(300,961)

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our condensed consolidated statement of operations:

	June 30, 2008	June 30, 2007

NET OPERATING INCOME (LOSS) FROM SEGMENTS	$(595,298)	$(300,961)
DEPRECIATION AND AMORTIZATION EXPENSE	20,384	24,535
OPERATING INCOME (LOSS)	(615,682)	(325,496)
OTHER INCOME (EXPENSE):
Interest expense	(88,955)	(85,891)
Interest income	38	4
Other income	9,804	116,552
Total other income (expense)
INCOME (LOSS) BEFORE TAXES	$(694,795)	$(294,831)

NOTE 3 - BANK LINE OF CREDIT

The Company through its Discover operations has a line of credit with a financial institution to meet short-term working capital requirements. Under this credit facility the Company has $100,000 of unsecured revolving line credit which bears interest payable monthly at prime plus 3.75% per annum. There are no parent guarantees or covenants associated with this facility.

NOTE 4 – MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
		(audited)
Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $8,294 including interest at 7.75% per annum with all unpaid principal due November 2010, collateralized by a building	$862,198	$872,734
Note Payable - individual (secured by property), interest due monthly. Interest payable at 7.5%, note due and payable January 2005.	-	55,000
Total mortgage notes payable	862,198	927,734
Less current maturities	35,061	88,427
Long term portion of mortgage notes payable	$827,137	$839,307

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

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
		(audited)
Convertible Debentures - TCS acquisition, 10 members, principal and interest due and payable November 2006, monthly payments of interest in arrears at 7.5% per annum. Certain payment restrictions apply and the debentures are convertible into common stock of the Company at a price of $0.20 per share	$300,000	$300,000
Note Payable - individual, principal and interest due and payable December 2008, interest at 5.03% per annum and the note is unsecured.	72,767	73,319
Convertible Debentures - 2005 investment by four investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	100,000	100,000
Convertible Debentures - 2006 investment by three investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock.	60,000	60,000
Convertible Debentures – 2007/2008 investments by three investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	548,500	50,000
Total notes payable and convertible debentures	1,081,267	583,319
Less current maturities	971,267	473,319
Long term portion of notes payable and convertible debentures	$110,000	$110,000

Convertible Debentures 2003

As of June 30, 2008 the Company was in default with respect to its $300,000 in convertible debentures (the 2003 Debentures). The 2003 Debentures were due and payable November 30, 2006.  The 2003 Debentures bear interest at a rate of 7.5% per annum payable in arrears by one month. Interest payments may be deferred until maturity, based on a formula provided that the Company is showing a net loss or negative earnings before interest, taxes, depreciation and amortization (EBITDA). The Company has the right to pay principal and accrued interest through common stock of the Company provided that the average closing price of the Company's common stock exceeds $0.20 for ten consecutive trading days prior to the date of payment. The 10 holders of the 2003 Debentures have the option to convert into shares of common stock at anytime subject to 30 days prior notice to the Company. The debentures are convertible at $0.20 per common share.

Convertible Debentures 2005, 2006, 2007, 2008

As of June 30, 2008 the Company had outstanding $696,500 in convertible debentures (the Post-2003 Debentures). The Post-2003 Debentures are due and payable three years from the date of the original issuance.  The Post-2003 Debentures bear interest at a rate of 7.0% per annum payable monthly. The 10 holders of the Post-2003 Debentures have the option to convert into shares of common stock upon written notice to the Company. The debentures are convertible into common stock at a price equal to 93% of the average 30 day closing price of the Company’s publicly traded common stock prior to notice of conversion.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Executive Employment Agreements

The Company has an executive employment agreement with its chief executive officer which provides for cash compensation of $100,000 per annum as well as equity compensation of $75,000 per annum. As of June 30, 2008 the Company has included in accrued expense approximately $660,000 in compensation due to its executive officer. As part of the Company’s agreement with the executive officer the Company will issue shares of common stock based on a pre-determined formula for past due compensation and enter into a new employment agreement with the executive officer. As part of the Company’s efforts to conserve cash and control expenditures during its cost-cutting plan the executive officer had deferred payment of his compensation during the past four years.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at June 30, 2008, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

NOTE 7 - PROPERTY AND EQUIPMENT

The Company's property and equipment by significant category consist of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
		(audited)
Furniture and equipment	$164,030	$168,911
Building and improvements	468,716	468,716
Land	100,000	100,000
Total property and equipment	732,746	737,627
Less accumulated depreciation	(242,524)	(240,143)

	$490,222	$497,484

NOTE 8 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2008, the Company entered into several short-term arrangements with a current director of the Company for working capital funds. For the six month period ended June 30, 2008 funds received under these short-term arrangements totaled $486,500 are included in notes payable and convertible debentures.

NOTE 9 - INCOME TAXES

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

At June 30, 2008, the Company had $8.8 million and $4.2 million of federal and state net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states’ NOL’s. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

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

The Company believes that with the acquisitions of Discover Mortgage and TCS Mortgage it may soon reach the size and scope of business that will produce continued growth in revenues and cash flows. In addition, with improving economies of scale, additional skill sets, increased service offerings, improving margins and the sale of selected assets the Company expects to begin showing operating income. The Company has incurred significant losses, and as of June 30, 2008 had an accumulated deficit of approximately $12.1 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial service offerings, strategic acquisitions and alliances, and expanded operations to support larger-scale business operations. Accordingly, the Company may continue incurring losses incident to future growth. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate enough cash from operations in the future.

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

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended June 30, 2008 and 2007

Revenues

Net revenues decreased $454,614 or 57% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease was a result of the continued significant softening of the mortgage and real estate industry. 2007 was a time of great turmoil for the financial services industry and 2008 is turning out to be as well. WHY USA was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market experienced a ripple effect that business both in mortgage and real estate transactions almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in its loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

Even late into 2007, it became apparent that the sub-prime mortgage market continues to be strained which in turn affects the financial services industry. As a mortgage broker, WHY USA does not have any exposure to the weakening sub-prime market, and has no liability to purchase defaulted loans. As a result, management believes that even though the sub-prime market has weakened, the negative impact on future revenues will be minimal. Given that we have stabilized ourselves for 2008 even with the weakened sub-prime market, we believe that revenues will soon be increasing on a quarter to quarter basis, as we experience a growing demand for FHA insured loans. The purpose of the FHA insured program is to allow non- Fannie Mae and Freddie Mac approved borrowers’ access to non sub-prime loan programs. Therefore we are experiencing an increase of “Government” sponsored loan programs that allow more flexible lending criteria, picking up much of the slack in the traditional “sub-prime” loans.

Cost of Revenues

Cost of revenues decreased $328,441 or 62% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Cost of revenues dropped at a higher rate compared to our decrease in net revenues for the three month period. Costs of revenue which consists of primarily direct costs associated with our products and services, was as well affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a very competitive environment. Cost of revenues as a percentage of net revenues decreased to 59% for the three months ended June 30, 2008 compared to 67% for the three months ended June 30, 2007. Gross margin increased to 41% for the three months ended June 30, 2008 compared to 33% for the three months ended June 30, 2007.

We believe that gross margin in future periods may be affected by, among other things, the integration of acquired businesses in addition to increased services, competitive conditions, our ability to make additional productivity improvements and the acceptance of government products as a replacement for non-government products.

Operating Expenses

Selling, General and Administrative. For the three months ended June 30, 2008, selling, general and administrative expenses increased by $60,828 or 16% compared to the three months ended June 30, 2007. The increase for the three months ended June 30, 2008 resulted from approximately $100,000 in accounting and professional services incurred in completing our audits and annual report on Form 10-KSB for fiscal 2004 through 2007, as well as our quarterly report on Form 10-QSB offset by continuing cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

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

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2008 decreased $2,860 or 23% compared to the three months ended June 30, 2007. Depreciation and amortization expense for the three months ended June 30, 2008 was $9,485.

Other Income (Expense)

Interest Expense. Interest expense was $51,838 for the three months ended June 30, 2008 compared to $39,034 for the three months ended June 30, 2007. The primary reason for the $12,804 increase in interest expense was additional borrowings from our related party as well as debt service on our other borrowings from year to year.

Other Income (Expense), Net. Other income (expense), net, for the three months ended June 30, 2008 and the three months ended June 30, 2007 was $30 and $10,795, respectively. For three months ended June 30, 2007 the Company received reimbursement from non-mortgage/real estate business which are non-recurring in nature.

Comparison of the Three Month Periods Ended June 30, 2007 and 2006

Revenues

Net revenues decreased $179,589 or 18% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease was a result of the continued softening of the mortgage and real estate industry and the decision to exit the mortgage banking business. Management believed the market was entering into a high risk period and that the sub-prime market meltdown would start to affect the integrity of the Company’s core business as well.

Cost of Revenues

Cost of revenues decreased $73,592 or 12% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Cost of revenues increased as a percentage relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues increased to 67% for the three months ended June 30, 2007 compared to 62% for the three months ended June 30, 2006. Gross margin decreased to 33% for the three months ended June 30, 2007 compared to 38% for the three months ended June 30, 2006.

Operating Expenses

Selling, General and Administrative. For the three months ended June 30, 2007, selling, general and administrative expenses decreased $151,145 or 28% compared to the three months ended June 30, 2006. The decrease was a result of several cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2007 decreased $3,691 or 23% compared to the three months ended June 30, 2006. Depreciation and amortization expense for the three months ended June 30, 2007 was $12,345.

Other Income (Expense)

Interest Expense. Interest expense was $39,034 for the three months ended June 30, 2007 compared to $90,325 for the three months ended June 30, 2006. The reason for the $51,291 reduction in interest expense was the conversion of several convertible debentures that occurred during 2006 as well as the retirement of other debt and financial obligations.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was none for the three months ended June 30, 2007 compared to $747,147 for the three months ended June 30, 2006. Gain on extinguishment of debt for the three months ended June 30, 2006 was comprised of accrued interest, termination fees and other expenses along with the reduced cash payment of the $1.3 million note payable. The settlement of these obligations along with the carrying value of the underlying assets created one time gains for the settlement of the note payable for less than its principal value.

Other Income (Expense), Net. Other income (expense), net, for the three months ended June 30, 2007 and the three months ended June 30, 2006 was $10,795 and none, respectively.

Comparison of the Six Month Periods Ended June 30, 2008 and 2007

Revenues

Net revenues decreased $788,363 or 53% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease was a result of the continued significant softening of the mortgage and real estate industry. 2007 was a time of great turmoil for the financial services industry and 2008 is turning out to be as well. WHY USA was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market experienced a ripple effect that business both in mortgage and real estate transactions almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in its loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

Even late into 2007, it became apparent that the sub-prime mortgage market continues to be strained which in turn affects the financial services industry. As a mortgage broker, WHY USA does not have any exposure to the weakening sub-prime market, and has no liability to purchase defaulted loans. As a result, management believes that even though the sub-prime market has weakened, the negative impact on future revenues will be minimal. Given that we have stabilized ourselves for 2008 even with the weakened sub-prime market, we believe that revenues will soon be increasing on a quarter to quarter basis, as we experience a growing demand for FHA insured loans. The purpose of the FHA insured program is to allow non- Fannie Mae and Freddie Mac approved borrowers’ access to non sub-prime loan programs. Therefore we are experiencing an increase of “Government” sponsored loan programs that allow more flexible lending criteria, picking up much of the slack in the traditional “sub-prime” loans.

Cost of Revenues

Cost of revenues decreased $568,136 or 58% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Cost of revenues dropped at a higher rate compared to our decrease in net revenues for the six month period. Costs of revenue which consists of primarily direct costs associated with our products and services, was as well affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues decreased to 57% for the six months ended June 30, 2008 compared to 65% for the six months ended June 30, 2007. Gross margin increased to 43% for the six months ended June 30, 2008 compared to 35% for the six months ended June 30, 2007.

We believe that gross margin in future periods may be affected by, among other things, the integration of acquired businesses in addition to increased services, competitive conditions, our ability to make additional productivity improvements and the acceptance of government products as a replacement for non-government products.

Operating Expenses

Selling, General and Administrative. For the six months ended June 30, 2008, selling, general and administrative expenses increased by $74,110 or 9% compared to the six months ended June 30, 2007. The increase for the six months ended June 30, 2008 resulted from approximately $160,000 in accounting and professional services incurred in preparing for and filing our audits and annual report on Form 10-KSB for fiscal 2004 through 2007, along with our quarterly report on Form 10-QSB offset by continuing cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

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

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2008 decreased $4,151 or 17% compared to the six months ended June 30, 2007. Depreciation and amortization expense for the six months ended June 30, 2008 was $20,384.

Other Income (Expense)

Interest Expense. Interest expense was $88,955 for the six months ended June 30, 2008 compared to $85,891 for the six months ended June 30, 2007. The $3,064 increase in interest expense is attributable to the increased borrowings during the six months ended June 30, 2008 offset by the conversion of several convertible debentures which were retired late in 2007.

Other Income (Expense), Net. Other income (expense), net, for the six months ended June 30, 2008 and the six months ended June 30, 2007 was $9,804 and $116,552, respectively. For six months ended June 30, 2007 the Company received payment on a liquidating distribution from a policy holder ownership interest. This distribution payment was a one-time event for the Company and is not a recurring event.

Comparison of the Six Month Periods Ended June 30, 2007 and 2006

Revenues

Net revenues decreased $615,484 or 29% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was a result of the continued softening of the mortgage and real estate industry and the decision to exit the mortgage banking business. Management believed the market was entering into a high risk period and that the sub-prime market meltdown would start to affect the integrity of the Company’s core business as well.

Cost of Revenues

Cost of revenues decreased $339,712 or 36% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Cost of revenues increased as a percentage relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues increased to 65% for the six months ended June 30, 2007 compared to 62% for the six months ended June 30, 2006. Gross margin decreased to 35% for the six months ended June 30, 2007 compared to 38% for the six months ended June 30, 2006.

Operating Expenses

Selling, General and Administrative. For the six months ended June 30, 2007, selling, general and administrative expenses decreased $321,151 or 28% compared to the six months ended June 30, 2006. The decrease was a result of several cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2007 decreased $7,879 or 24% compared to the six months ended June 30, 2006. Depreciation and amortization expense for the six months ended June 30, 2007 was $24,535.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was none for the six months ended June 30, 2007 compared to $747,147 for the six months ended June 30, 2006. Gain on extinguishment of debt for the six months ended June 30, 2006 was comprised of accrued interest, termination fees and other expenses along with the reduced cash payment of the $1.3 million note payable. The settlement of these obligations along with the carrying value of the underlying assets created one time gains for the settlement of the note payable for less than its principal value.

Other Income (Expense)

Interest Expense. Interest expense was $85,891 for the six months ended June 30, 2007 compared to $213,121 for the six months ended June 30, 2006. The reason for the $127,230 reduction in interest expense was the conversion of several convertible debentures that occurred during 2006 as well as the retirement of other debt and financial obligations.

Other Income (Expense), Net. Other income (expense), net, for the six months ended June 30, 2007 and the six months ended June 30, 2006 was $116,552 and none, respectively. For the six months ended June 30, 2007 the Company received payment on a liquidating distribution from a policy holder ownership interest. This distribution payment was a one-time event for the Company.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities used net cash of $392,930 during the six month period ended June 30, 2008 primarily from a net loss of $696,395 offset by non-cash charges of $69,634 and a non-cash recovery of $100,000. Changes in operating assets and liabilities provided a net increase of $333,831 in cash during the period. Within the non-cash charges, the primary driver was bad debt expense of approximately $49,000. The primary drivers of cash usage from changes in operating assets and liabilities was an increase in accounts payable and accrued expenses of approximately $281,000 which was partially offset by a decrease in trade receivables of approximately $25,000.

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

Investing Activities. Net cash used in investing activities for the six month period ended June 30, 2008 was $61,390. For the six month period ended June 30, 2008 we invested $11,390 in equipment purchases relative to our new office space as well as $50,000 with a certificate of deposit with an FDIC insured institution which secures our letter of credit with the state of Minnesota licensing authority. This letter of credit enables the Company to provide correspondent lending service in the Minnesota area through our subsidiary Discovery.

Financing Activities. Net cash provided by financing activities totaled $428,548 for the six month period ended June 30, 2008 which includes payments on existing debt of approximately $66,000. Of the payments on existing debt the Company made a final payment on its arbitrated settlement of $55,000 to a prior mortgage note holder.  For the six month period ended June 30, 2008 we received $486,500 in proceeds from various short-term note obligations entered into by one of our directors. The Company for the six month period ended June 30, 2008 incurred a bank overdraft of $6,717.

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

As of June 30, 2008, we had cash and cash equivalents of approximately $20,000. Our working capital deficit was $2,316,261 as of June 30, 2008. This includes along with accounts payable outstanding, bank overdraft of $6,717, bank line of credit of $98,513, short term debt and lease obligations of $996,720, as well as accrued expense and other of $896,169. Cash used in operations primarily comes from our service offerings with non-recurring expenses funded through the issuance of convertible debentures.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company deferred adoption of SFAS 157 as it relates to its non financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The three levels of input are:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option for any financial assets or liabilities under this Statement.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (hereafter “SFAS 141(R)”). This statement is to improve the relevance, representational, faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that adoption of SFAS 141(R) will have a material impact on its consolidated financial statements.

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

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on May 5, 2008. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

Description of Our Business

Overview

WHY USA Financial Group, Inc. (the Company), a Nevada corporation, is engaged in the business of providing real estate and mortgage financial services primarily for transactions involving the sale, purchase or financing of residential properties. Our business is primarily conducted through six wholly-owned subsidiaries: Discover Mortgage Corporation and TCS Mortgage, Inc. both operate in the mortgage brokerage and mortgage banking business; and WHY USA North America Inc., which operates in the real estate franchise business. Our primary mission is to develop and provide professional residential real estate and mortgage brokerage services and support, both to our network of franchise real estate brokers and their customers and to new home, resale home and refinancing mortgage borrowers dealing directly with our mortgage lending offices.

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

We currently have 30 WHY USA franchise owners, with WHY USA offices in 14 states.  A majority of these offices are located in Minnesota and several nearby Midwestern states, with the rest spread across the country. We currently do not have a material presence in Eastern and Southern states, although our future marketing plan includes directing substantial efforts toward expansion. We estimate that our current franchisees include more than 350 licensed real estate agents who in the aggregate generate between 250 and 275 monthly real estate transactions.

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

Recently many lenders that specialized in this type of sub-prime product have gone out of business. Most loan products have been discontinued due to the current credit crunch and this has had a negative effect on the industry as a whole. The current trend is towards fixed rate, “A” paper product, which requires greater documentation and “equity” in the property from the borrower. Currently there are a number of governmental proposals that would further restrict and regulate the Mortgage Industry. Also, there are a number of proposals that would in fact assist the borrowers and provide additional product such as new FHA guidelines, further capacity at Freddie Mac and Fannie Mae, and new capacity at the rating agencies.

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

TCS is licensed with HUD as a Supervised Loan Correspondent. As such, we compete with all HUD approved lenders in the areas we originate mortgage loans. TCS is required to maintain a minimum adjusted net worth which was $113,000 ($63,000 for the main office plus $25,000 for each of its two HUD branch offices) at December 31, 2007. Although the Company may be out of compliance with this requirement for the quarter ended June 30, 2008, management believes that the annual renewal requirement will be met by or prior to December 31, 2008. Maintaining a license with HUD allows TCS to originate FHA loans that it would not otherwise be able to originate. Approximately five percent of our business is currently derived from HUD/FHA loans; we expect this percentage to grow dramatically with the improvements suggested by the government-controlled agency. It has become difficult for smaller competitors to maintain these requirements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them as necessary. Our intent is to maintain our disclosure controls as dynamic systems that change as conditions warrant.

An evaluation was carried out, under the supervision of and with the participation of our management, including our CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at June 30, 2008, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JAMES B. KYLSTAD	Chairman and Chief Executive Officer	August 14, 2008
James B. Kylstad	and Director (Principal Executive Officer)

/s/ KENNETH J. YONIKA	Chief Financial Officer (Principal Financial Officer)	August 14, 2008
Kenneth J. Yonika

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Reorganization between the Black Butte Petroleum, Inc. and Triam Ltd., dated March 23, 1983 (1)
2.2	Acquisition Agreement between Triam Ltd. and Northwest Financial Ltd., dated December 16, 1999 (1)
2.3	Acquisition Agreement Addendum, dated December 20, 1999 (1)
2.4	Stock Purchase Agreement dated September 24, 1999 between Northwest Financial Group, Inc., WHY USA NA, and its selling shareholders (1)
2.5	Addendum to Stock Purchase Agreement, dated December 30, 1999 including Assignment to Donald Riesterer (1)
2.6	Share Exchange Agreement – Cashline transaction, dated February 8, 2001 (3)
2.7	Business Combination Agreement to acquire Discover Mortgage Corp. effective January 1, 2002 (2)
3.1.1	Articles of Triam Ltd., dated January 6, 1983 (1)
3.1.2	Amendment to Articles of Incorporation, March 4, 1983 (1)
3.1.3	Amendment to Articles of Incorporation, filed March 29, 1983 (1)
3.1.4	Articles of Merger, filed on November 9, 1999 (1)
3.1.5	Amendment to Articles of Incorporation, Jan. 10, 2000 (1)
3.2	Bylaws (1)
10.2	Stock Option Plan (2)
10.3	Sample Option Agreement (4)
10.4	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Cashline (4)
10.5	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Alliance West (4)
10.6	Franchise Purchase Agreement, dated June 30, 2001 (4)

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