Form 10-Q
period 2008-09-30
WHY USA FINANCIAL GROUP INC
filed 2008-11-14
CIK 1113450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Yes No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at November 5, 2008
Common Stock, $.001 par value	108,268,022

WHY USA FINANCIAL GROUP, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signature	28

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I.	Financial Information

ITEM 1.	Financial Statements

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Balance Sheets as of

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,468	$46,176
Accounts receivables, net of allowance for doubtful accounts	23,734	59,325
Prepaid assets and other	27,581	106,287
Total current assets	86,783	211,788

PROPERTY AND EQUIPMENT—Net	485,109	497,484
GOODWILL	784,815	784,815
RESTRICTED CASH	50,000	-
OTHER NONCURRENT ASSETS	7,681	29,226
TOTAL	$1,414,388	$1,523,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank line	$98,165	$99,789
Current portion of obligation under capital leases	2,392	1,538
Current portion of notes payable and convertible debentures	1,247,267	473,319
Current portion of mortgage notes payable	34,421	88,427
Bank overdraft	6,614	-
Accounts payable	504,767	347,174
Accrued expense and other liabilities	845,284	689,187
Total current liabilities	2,738,910	1,699,434

MORTGAGE NOTES PAYABLE	815,464	839,307
NOTES PAYABLE AND CONVERTIBLE DEBENTURES	60,000	110,000
OTHER LONG-TERM LIABILITIES	1,288	-

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 250,000,000 shares authorized;
108,268,022 and 108,992,160 shares issued and outstanding
for September 30, 2008 and December 31, 2007, respectively	108,269	108,993
Additional paid in capital	10,005,408	10,059,684
Preferred Stock, $.01 par value, 50,000,000 shares authorized; 40,000
shares issued and outstanding for September 30, 2008 and December 31, 2007, respectively	400	400
Accumulated deficit	(12,315,351)	(11,294,505)
Total stockholders’ equity (deficit)	(2,201,274)	(1,125,428)
TOTAL	$1,414,388	$1,523,313

See accompanying notes to condensed consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statements of Operations for the
(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

NET REVENUES	$971,071	$2,099,520	$264,972	$605,058

COST OF REVENUES	565,783	1,323,832	162,651	352,564

Gross margin	405,288	775,688	102,321	252,494

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,275,734	1,400,957	377,469	576,802

DEPRECIATION AND AMORTIZATION EXPENSE	29,294	36,538	8,910	12,003

OPERATING INCOME (LOSS)	(899,740)	(661,807)	(284,058)	(336,311)

OTHER INCOME (EXPENSE):
Interest expense	(129,357)	(171,707)	(40,402)	(85,816)
Interest income	47	92	9	88
Other income	9,804	133,748	-	17,196

Total other income (expense)	(119,506)	(37,867)	(40,393)	(68,532)

INCOME (LOSS) BEFORE TAXES	(1,019,246)	(699,674)	(324,451)	(404,843)

Income tax expense	(1,600)	(1,600)	-	-

NET INCOME (LOSS)	$(1,020,846)	$(701,274)	$(324,451)	$(404,843)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss)	$(0.01)	$(0.01)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES USED :
Basic and Diluted	108,377,217	95,466,236	107,434,689	101,759,841

See accompanying notes to condensed consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
(Unaudited)

	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(1,020,846)	$(701,274)
Adjustments to reconcile net loss to used in provided by
operating activities:
Depreciation and amortization	29,294	36,538
Cancellation/relief of stock compensation expense	(100,000)	-
Stock issued for services	45,000	150,373
Provision for (benefit from) doubtful accounts	71,256	75
Effect of changes in operating assets and liabilities:
Trade receivables	(35,666)	27,382
Prepaid expenses and other current assets	78,706	(10,362)
Accounts payable	157,593	92,439
Accrued expenses	156,097	148,271
Other	19,813	15,705

Net cash used in operating activities	(598,753)	(240,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,187)	(8,424)
Purchase of certificate of deposit	(50,000)	-

Net cash used in investing activities	(65,187)	(8,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on revolving credit facility, net	(1,624)	340
Repayments of mortgages payable	(77,849)	(5,197)
Repayment of notes payable and convertible debentures	(551)	(7,455)
Proceeds from notes payable and convertible debentures	724,500	280,000
Bank overdraft	6,614	3,984
Repayment of obligations under capital leases	(2,274)	(4,546)
Borrowing under capital leases	4,416	-

Net cash provided by financing activities	653,232	267,126

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,708)	17,849

CASH AND CASH EQUIVALENTS—Beginning of period	46,176	14,267

CASH AND CASH EQUIVALENTS—End of period	$35,468	$32,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,600	$1,600
Cash paid for interest	$72,956	$79,930

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on May 5, 2008.

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

Business Activity and Organization

The condensed consolidated financial statements of the Company include the parent company, WHY USA Financial Group, Inc., which was incorporated as a Utah corporation in 1980 and reorganized as a Nevada corporation in 1983, Northwest Financial Ltd. (Northwest), acquired in 1999, incorporated as a Minnesota corporation, WHY USA North America, Inc. (NA) acquired in 1999, incorporated as a Wisconsin corporation, and TCS Mortgage, Inc. and its wholly-owned subsidiaries (TCS). TCS includes the parent company, TCS Mortgage, Inc. (acquired in 2003 by WHY USA Financial Group, Inc. and incorporated as a California corporation), TCS Realty, Inc. (Realty) formed in 2004 as a California corporation, and Discover Mortgage Corporation (Discover) acquired through a capital contribution from WHY USA Financial Group, Inc. and incorporated as a Minnesota corporation.

The Company through its subsidiary TCS, is currently a mortgage broker only and prior to the year ending December 31, 2006, TCS was a mortgage banker with its own line of credit; the Company through Realty is a full service realtor operating in the Southern California market; the Company through Discover provides mortgage broker services in the state of Minnesota; and the Company through its subsidiary NA provides franchised real estate operations to franchisees located in 14 states, these services center around the WHY USA –“America’s Real Estate Alternative”® - $990 program.

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

Cash Equivalents and Concentration of Risk

The Company maintains checking, money market and savings accounts at financial institutions located in California and Minnesota. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 (FDIC temporary increase through December 31, 2009). As of September 30, 2008 the Company did not have any uninsured cash balances. The Company has not experienced losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

As of September 30, 2008, the Company held $50,000 in restricted cash classified as a non-current asset held to maturity. As of December 31, 2007, there was no restricted cash. The restricted cash as of September 30, 2008 secures a letter of credit held with a financial institution. The certificate of deposit matures on May 5, 2012 and is held with an FDIC insured financial institution.

Accounts and Notes Receivable, Allowances and Fair Market Value

In accordance with Financial Accounting Standard No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company has an allowance for doubtful accounts of $52,475 at September 30, 2008. Bad debts totaled $71,256 and $75 for the nine month periods ended September 30, 2008 and 2007, respectively.

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

Property and Equipment Capitalization Policies

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method.  Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.

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

The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. The Company utilized a combination of valuation methods including a discounted cash flow analysis and the guideline companies’ method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that impairment did exist, and as a result, an impairment charge was recorded during the fourth quarter 2007. For the nine months ended September 30, 2008 and 2007, no impairment charges existed, respectively.

Goodwill is attributable to the acquisitions of Discover and TCS. The Company in connection with the acquisition of Discover recorded goodwill of $1,016,570. The Company in connection with the acquisition of TCS recorded goodwill of $1,318,456. The Company has recorded impairment losses accumulating $1,550,211, to reflect goodwill impairment on the acquisitions of Discover and TCS.

As of September 30, 2008 goodwill associated with the Discover acquisition is recorded at $784,815.

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

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the offering of its varied services, or to enter into any or a sufficient number of joint ventures. The Company’s revenue to date has been steadily decreasing, even with the acquisition of TCS in 2003. There is no assurance that the Company can successfully rebuild its revenue base in 2008 and into 2009 to the scale that it will need to provide positive cash flow from operations. The Company’s service offerings along with the new FHA qualifying loan limits seem to be receiving market acceptance as the Company’s anticipated or projected revenue projects seem to be increasing after hitting bottom during the 4th quarter of 2007, measured by its “pipeline” tool. There is no assurance that the Company can improve upon its service offerings and projected revenue to reach positive cash flow let alone breakeven.

Since inception through September 30, 2008, the Company had an accumulated deficit of $12,315,351. Management of the Company believes that recent funding from the use of convertible debentures and the issuance of common stock in satisfaction of certain debt obligations will allow us to continue operations and execute our business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through September 30, 2009. Management believes sufficient funding can be secured through the use of its convertible debentures, as well as offerings of preferred and common stock through private placements to institutional and other finance sources. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated expansion and business plan.

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

The Company does not have intersegment revenues that are material to the condensed consolidated financial statements. In addition, the Company does not segregate all assets by segment as a majority of the Company’s total assets are shared or considered non-segment assets. As a result, the Company has determined it is not useful, nor appropriate, to assign its shared assets to individual segments.

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

	Real Estate	Mortgage
	Franchise	Brokerage	Other	Total

For nine month period ending September 30, 2008
Revenues	$103,339	$867,732	$-	$971,071
Cost of revenues	27,198	538,585	-	565,783
General and administrative expenses	130,311	697,731	447,692	1,275,734
Net operating income(loss)	$(54,170)	$(368,584)	$(447,692)	$(870,446)

Additions(dispositions) to segmented assets	$(11,347)	$13,314	$(23,692)	$(21,725)

Segment assets at September 30, 2008	$27,158	$1,365,888	$21,342	$1,414,388

For nine month period ending September 30, 2007
Revenues	$144,368	$1,955,152	$-	$2,099,520
Cost of revenues	31,425	1,292,407	-	1,323,832
General and administrative expenses	75,478	900,845	424,634	1,400,957
Net operating income(loss)	$37,465	$(238,100)	$(424,634)	$(625,269)

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our condensed consolidated statement of operations:

	September 30, 2008	September 30, 2007

NET OPERATING INCOME (LOSS) FROM SEGMENTS	$(870,446)	$(625,269)
DEPRECIATION AND AMORTIZATION EXPENSE	29,294	36,538
OPERATING INCOME (LOSS)	(899,740)	(661,807)
OTHER INCOME (EXPENSE):
Interest expense	(129,357)	(171,707)
Interest income	47	92
Other income	9,804	133,748
INCOME (LOSS) BEFORE TAXES	$(1,019,246)	$(699,674)

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

NOTE 4 – MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
		(audited)
Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $8,294 including interest at 7.75% per annum with all unpaid principal due November 2010, collateralized by a building	$849,885	$872,734
Note Payable - individual (secured by property), interest due monthly. Interest payable at 7.5%, note due and payable January 2005.	-	55,000
Total mortgage notes payable	849,885	927,734
Less current maturities	34,421	88,427
Long term portion of mortgage notes payable	$815,464	$839,307

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

Refinance of Discover Building and Land

During the year ended December 31, 2007 the Company refinanced its property located in Minneapolis, Minnesota. The prior mortgage note payable was set to mature in February 2008. The Company through another financial institution entered into a new mortgage note payable to refinance its mortgage. The new mortgage note matures in November 2010 and is collateralized by the building and land. The new mortgage note is personally guaranteed as well by a director of the Company in the event of default.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
		(audited)

Convertible Debentures - TCS acquisition, 21 members, principal and interest due and payable November 2006, monthly payments of interest in arrears at 7.5% per annum. Certain payment restrictions apply and the debentures are convertible into common stock of the Company at a price of $0.20 per share	$300,000	$300,000
Note Payable - individual, principal and interest due and payable December 2008, interest at 5.03% per annum and the note is unsecured.	72,767	73,319
Note Payable - individual, principal and interest due and payable December 2008, interest at 16% per annum and the note is unsecured.	7,000	-
Note Payable - individual, principal and interest due and payable December 2008, interest at 8% per annum and the note is unsecured.	5,000	-
Convertible Debentures - 2005 investment by five investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	100,000	100,000
Convertible Debentures - 2006 investment by four investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock.	60,000	60,000
Convertible Debentures - 2007/2008 investment by three investors, principal and interest due and payable, monthly payments of interest in arrears at 7.0-12.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	762,500	50,000
Total notes payable and convertible debentures	1,307,267	583,319
Less current maturities	1,247,267	473,319
Long term portion of notes payable and convertible debentures	$60,000	$110,000

Convertible Debentures 2003

As of September 30, 2008 the Company was in default with respect to its $300,000 in convertible debentures (the 2003 Debentures). The 2003 Debentures were due and payable November 30, 2006.  The 2003 Debentures bear interest at a rate of 7.5% per annum payable in arrears by one month. Interest payments may be deferred until maturity, based on a formula provided that the Company is showing a net loss or negative earnings before interest, taxes, depreciation and amortization (EBITDA). The Company has the right to pay principal and accrued interest through common stock of the Company provided that the average closing price of the Company's common stock exceeds $0.20 for ten consecutive trading days prior to the date of payment. The 10 holders of the 2003 Debentures have the option to convert into shares of common stock at anytime subject to 30 days prior notice to the Company. The 2003 Debentures are convertible at $0.20 per common share at any time by the holder.

Convertible Debentures 2005, 2006, 2007, 2008

As of September 30, 2008 the Company had outstanding $922,500 in convertible debentures (the Post-2003 Debentures). The Post-2003 Debentures are due and payable three years from the date of the original issuance.  The Post-2003 Debentures bear interest at a rate of 7.0% per annum payable monthly. The 10 holders of the Post-2003 Debentures have the option to convert into shares of common stock upon written notice to the Company. The debentures are convertible into common stock at a price equal to 93% of the average 30 day closing price of the Company’s publicly traded common stock prior to notice of conversion.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space for its subsidiaries in two markets, San Diego and Las Vegas. The Company’s corporate and REF operations occupy space in its Minneapolis building. TCS’s San Diego and Las Vegas operations lease office space under operating leases that expires in 2010 and 2009, respectively.

Lease Income

The Company leases a portion of its Minneapolis commercial property to various tenants, which require them to pay a monthly base rent. Most tenants are on month-to-month agreements with the Company. Currently one long term lease tenant occupies space in this building with the remainder being occupied by Discover and short term tenants.

Executive Employment Agreements

The Company has an executive employment agreement with its chief executive officer which provides for cash compensation of $100,000 per annum as well as equity compensation of $75,000 per annum. As of September 30, 2008 the Company has included in accrued expense approximately $660,000 in compensation due to its executive officer. As part of the Company’s agreement with the executive officer the Company will issue shares of common stock based on a pre-determined formula for past due compensation and enter into a new employment agreement with the executive officer. As part of the Company’s efforts to conserve cash and control expenditures during its cost-cutting plan the executive officer had deferred payment of his compensation during the past four years.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at September 30, 2008, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

NOTE 7 - PROPERTY AND EQUIPMENT

The Company's property and equipment by significant category consist of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
		(audited)
Furniture and equipment	$160,467	$168,911
Building and improvements	468,716	468,716
Land	100,000	100,000
Total property and equipment	729,183	737,627
Less accumulated depreciation	(244,074)	(240,143)

	$485,109	$497,484

NOTE 8 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2008, the Company entered into several short-term arrangements with a current director of the Company for working capital funds. For the nine month period ended September 30, 2008 funds received under these short-term arrangements totaled $724,500 which is included in notes payable and convertible debentures.

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

At September 30, 2008, the Company had $8.6 million and $4.1 million of federal and state net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states’ NOL’s. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

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

The Company believes that with the acquisitions of Discover Mortgage and TCS Mortgage it may soon reach the size and scope of business that will produce continued growth in revenues and cash flows. In addition, with improving economies of scale, additional skill sets, increased service offerings, improving margins and the sale of selected assets the Company expects to begin showing operating income. The Company has incurred significant losses, and as of September 30, 2008 had an accumulated deficit of approximately $12.3 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial service offerings, strategic acquisitions and alliances, and expanded operations to support larger-scale business operations. Accordingly, the Company may continue incurring losses incident to future growth. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate enough cash from operations in the future.

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

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended September 30, 2008 and 2007

Revenues

Net revenues decreased $340,086 or 56% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was a result of the continued softening of the mortgage and real estate industry. 2007 was a time of great turmoil for the financial services industry and 2008 is turning out to be as well. WHY USA was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market experienced a ripple effect that business both in mortgage and real estate transactions almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in its loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

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

Cost of Revenues

Cost of revenues decreased $189,913 or 54% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Cost of revenues dropped at a slightly lower rate compared to our decrease in net revenues for the three month period. Costs of revenue which consists primarily of direct costs associated with our products and services, was as well affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain fairly constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues increased to 61% for the three months ended September 30, 2008 compared to 58% for the three months ended September 30, 2007. Gross margin as a percentage of net revenues decreased to 39% for the three months ended September 30, 2008 compared to 42% for the three months ended September 30, 2007.

We believe that gross margin in future periods may be affected by, among other things, the integration of acquired businesses in addition to increased services, competitive conditions, our ability to make additional productivity improvements and the acceptance of government products as a replacement for non-government products.

Operating Expenses

Selling, General and Administrative. For the three months ended September 30, 2008, selling, general and administrative expenses decreased by $199,333 or 35% compared to the three months ended September 30, 2007. The decrease for the three months ended September 30, 2008 resulted from more than $150,000 in professional services incurred in three months ended September 30, 2007 for investment banking services (of which we recovered $100,000 of those services in Q2 – 2008 through settlement) offset by continuing cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

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

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2008 decreased $3,093 or 26% compared to the three months ended September 30, 2007. Depreciation and amortization expense for the three months ended September 30, 2008 was $8,910.

Other Income (Expense)

Interest Expense. Interest expense was $40,402 for the three months ended September 30, 2008 compared to $85,816 for the three months ended September 30, 2007. The primary reason for the $45,414 decrease in interest expense was an overall increase in borrowings from our related party as well as changes in debt service on our other borrowings from year to year.

Other Income (Expense), Net. Other income (expense), net, for the three months ended September 30, 2008 and the three months ended September 30, 2007 was $0 and $17,196, respectively. For three months ended September 30, 2007 the Company received reimbursements from non-mortgage/real estate business which were non-recurring in nature.

Comparison of the Three Month Periods Ended September 30, 2007 and 2006

Revenues

Net revenues decreased $374,944 or 38% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease was a result of the continued softening of the mortgage and real estate industry and the decision to exit the mortgage banking business. Management believed the market was entering into a high risk period and that the sub-prime market meltdown would start to affect the integrity of the Company’s core business as well.

Cost of Revenues

Cost of revenues decreased $233,188 or 40% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Cost of revenues increased as a percentage relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues decreased to 58% for the three months ended September 30, 2007 compared to 60% for the three months ended September 30, 2006. Gross margin as a percentage of net revenues increased to 42% for the three months ended September 30, 2007 compared to 40% for the three months ended September 30, 2006.

Operating Expenses

Selling, General and Administrative. For the three months ended September 30, 2007, selling, general and administrative expenses increased $103,848 or 22% compared to the three months ended September 30, 2006. The increase was a result of professional fees relative to investment banking services as well as preparation for the Company’s year end audit and filing of its annual report for the prior four years offset by several cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2007 decreased $3,325 or 22% compared to the three months ended September 30, 2006. Depreciation and amortization expense for the three months ended September 30, 2007 was $12,003.

Other Income (Expense)

Interest Expense. Interest expense was $85,816 for the three months ended September 30, 2007 compared to $178,327 for the three months ended September 30, 2006. The reason for the $92,511 reduction in interest expense was the conversion of several convertible debentures that occurred during late 2006 as well as the retirement of other debt and financial obligations, which were not in place in 2007.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $0 for the three months ended September 30, 2007 compared to $664,345 for the three months ended September 30, 2006. Gain on extinguishment of debt for the three months ended September 30, 2006 was comprised of accrued interest, termination fees and other expenses along with the termination of several debt instruments with financial institutions. The settlement of these obligations along with the carrying value of the underlying assets created one time gains for settlement.

Other Income (Expense), Net. Other income (expense), net, for the three months ended September 30, 2007 and the three months ended September 30, 2006 was $17,196 and $0, respectively.

Comparison of the Nine Month Periods Ended September 30, 2008 and 2007

Revenues

Net revenues decreased $1,128,449 or 54% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease was a result of the continued significant softening of the mortgage and real estate industry. 2007 was a time of great turmoil for the financial services industry and 2008 is turning out to be as well. WHY USA was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market experienced a ripple effect that business both in mortgage and real estate transactions almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in its loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

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

Cost of Revenues

Cost of revenues decreased $758,049 or 57% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Cost of revenues dropped at a higher rate compared to our decrease in net revenues for the nine month period. Costs of revenue which consists of primarily direct costs associated with our products and services, was as well affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues decreased to 58% for the nine months ended September 30, 2008 compared to 63% for the nine months ended September 30, 2007. Gross margin as a percentage of net revenues increased to 42% for the nine months ended September 30, 2008 compared to 37% for the nine months ended September 30, 2007.

We believe that gross margin in future periods may be affected by, among other things, the integration of acquired businesses in addition to increased services, competitive conditions, our ability to make additional productivity improvements and the acceptance of government products as a replacement for non-government products.

Operating Expenses

Selling, General and Administrative. For the nine months ended September 30, 2008, selling, general and administrative expenses decreased by $125,223 or 9% compared to the nine months ended September 30, 2007. The decrease for the nine months ended September 30, 2008 resulted from more than $150,000 in professional services incurred in three months ended September 30, 2007 for investment banking services (of which we recovered $100,000 of those services in Q2 – 2008 through settlement) offset by continuing cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

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

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2008 decreased $7,244 or 20% compared to the nine months ended September 30, 2007. Depreciation and amortization expense for the nine months ended September 30, 2008 was $29,294.

Other Income (Expense)

Interest Expense. Interest expense was $129,357 for the nine months ended September 30, 2008 compared to $171,707 for the nine months ended September 30, 2007. The $42,350 reduction in interest expense in 2008 was the conversion of several convertible debentures that occurred during 2007 as well as the retirement of other debt and financial obligations.

Other Income (Expense), Net. Other income (expense), net, for the nine months ended September 30, 2008 and the nine months ended September 30, 2007 was $9,804 and $133,748, respectively. For nine months ended September 30, 2007 the Company received payment on a liquidating distribution from a policy holder ownership interest which accounted for a significant percentage of the other income amount. This distribution payment was a one-time event for the Company and is not a recurring event.

Comparison of the Nine Month Periods Ended September 30, 2007 and 2006

Revenues

Net revenues decreased $990,428 or 32% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease was a result of the continued softening of the mortgage and real estate industry and the decision to exit the mortgage banking business. Management believed the market was entering into a high risk period and that the sub-prime market meltdown would start to affect the integrity of the Company’s core business as well.

Cost of Revenues

Cost of revenues decreased $572,900 or 30% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Cost of revenues increased as a percentage relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues increased to 63% for the nine months ended September 30, 2007 compared to 61% for the nine months ended September 30, 2006. Gross margin as a percentage of net revenues decreased to 37% for the nine months ended September 30, 2007 compared to 39% for the nine months ended September 30, 2006.

Operating Expenses

Selling, General and Administrative. For the nine months ended September 30, 2007, selling, general and administrative expenses decreased $217,303 or 13% compared to the nine months ended September 30, 2006. The decrease was a result of several cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2007 decreased $11,204 or 23% compared to the nine months ended September 30, 2006. Depreciation and amortization expense for the nine months ended September 30, 2007 was $36,538.

Other Income (Expense)

Interest Expense. Interest expense was $171,707 for the nine months ended September 30, 2007 compared to $391,448 for the nine months ended September 30, 2006. The reason for the $219,741 reduction in interest expense in 2007 was the conversion of several convertible debentures that occurred during 2006 as well as the retirement of other debt and financial obligations.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $0 for the nine months ended September 30, 2007 compared to $1,411,492 for the nine months ended September 30, 2006. Gain on extinguishment of debt for the nine months ended September 30, 2006 was comprised of accrued interest, termination fees and other expenses along with the reduced cash payment of the $1.3 million note payable and the sheriff’s sale disposition of the two Woodbury properties along with three debt instruments. The settlement of these obligations along with the carrying value of the underlying assets created one time gains for the settlement of the note payable for less than its principal value, and the disposition of the mortgage notes payable associated with the two Woodbury properties.

Other Income (Expense), Net. Other income (expense), net, for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 was $133,748 and $0, respectively. For the nine months ended September 30, 2007 the Company received payment on a liquidating distribution from a policy holder ownership interest. This distribution payment was a one-time event for the Company.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities used net cash of $598,753 during the nine month period ended September 30, 2008 primarily from a net loss of $1,020,846 offset by non-cash charges of $145,550 and a non-cash recovery of previously issued shares of $100,000 through cancellation. Changes in operating assets and liabilities provided a net increase of $376,543 in cash during the period. Within non-cash charges, the primary driver was bad debt expense of approximately $71,000. The primary drivers of cash savings from changes in operating assets and liabilities was an increase in accounts payable and accrued expenses of approximately $314,000 which was partially offset by a increase in trade receivables of approximately $36,000.

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

Investing Activities. Net cash used in investing activities for the nine month period ended September 30, 2008 was $65,187. For the nine month period ended September 30, 2008 we invested $15,187 in equipment purchases relative to our new office space as well as $50,000 with a certificate of deposit with an FDIC insured institution which secures our letter of credit with the state of Minnesota licensing authority. This letter of credit enables the Company to provide correspondent lending service for the Minnesota area through our subsidiary Discovery.

Financing Activities. Net cash provided by financing activities totaled $653,232 for the nine month period ended September 30, 2008 which includes payments on existing debt of approximately $78,000. Of the payments on existing debt the Company made final payment on its arbitrated settlement of $55,000 to a former mortgage note holder.  For the nine month period ended September 30, 2008 we received approximately $725,000 in proceeds from various short-term note obligations entered into by two of our directors and an employee of the Company. The Company for the nine month period ended September 30, 2008 incurred a bank overdraft of $6,614.

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

As of September 30, 2008, we had cash and cash equivalents of approximately $35,000. Our working capital deficit was $2,652,127 as of September 30, 2008. This includes along with $504,767 of accounts payable outstanding, bank overdraft of $6,614, bank line of credit of $98,165, short term debt and lease obligations of $1,284,080, as well as accrued expense and other of $845,284. Cash used in operations primarily comes from our service offerings with non-recurring expenses funded through the issuance of convertible debentures.

We expect that our current cash and cash equivalents, short-term and long-term investments, short-term borrowings and/or the raising of additional capital, along with funds from operations and interest income earned thereon will be sufficient to fund our current operations through at least the third quarter of 2009. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, our ability to establish collaborative business arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing business claims and competing technological and market developments.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (FASB) ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which addresses the accounting for certain instruments as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not currently have any outstanding convertible debt with embedded features which are considered indexed to the entity’s own stock and as a stand alone instrument would have been included in stockholders’ equity, and therefore subject to a scope exception in SFAS 133. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. Based on the Company’s review of the pronouncement, the Company does not believe the guidance will have an impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1)” that significantly impacts the accounting for convertible debt. The FSP requires cash settled convertible debt, to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the expected life of the bond. Although FSP APB 14-1 has no impact on the Company’s actual past or future cash flows, it may require the Company to record non-cash interest expense as the debt discount is amortized for any cash settled convertible debt entered into. The Company is currently evaluating the impact on operations upon the adoption. In addition, if any cash settled convertible debt is redeemed or converted prior to maturity, any unamortized debt discount would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The adoption will require retrospective application.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any; this new standard will have on our financial position and results of operations.

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

The Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157) effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, effective upon issuance, including prior periods for which financial statements have not been issued. Therefore, the Company deferred adoption of SFAS 157 as it relates to its non financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. It is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not believe the adoption of SFAS 159 has a material impact on its consolidated financial statements. The Company did not elect to adopt the fair value option for any financial assets or liabilities under this Statement.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (hereafter SFAS 141(R)). This statement is to improve the relevance, representational, faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that adoption of SFAS 141(R) will have a material impact on its consolidated financial statements.

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

Business

WHY USA Financial Group, Inc. (the Company), is a Nevada corporation. Prior to acquiring our real estate franchise subsidiary and our Minneapolis mortgage brokerage business in December 1999, the Company was an inactive public company under the name Triam Ltd., Inc. with no assets, which had not been engaged in active operations for many years.  Our principal offices are located in Minneapolis, Minnesota. Our website is http://www.whyusa.com. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q/Form 10-QSB, our Current Reports on Form 8-K and any amendments thereto are made available without charge on our website.

Financial Information - Segments and Geographic Areas

We focus our business on two principal business segments, Real Estate Franchise (REF) and Mortgage Brokerage (MB). Financial information regarding these segments is included within the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The Company has limited geographic concentrations within its business segments. Our REF business segment currently operates in several Midwestern states, with offices elsewhere in the continental United States. Our MB business segment currently operates in California, Nevada, Minnesota and Wisconsin.

Description of Our Business

Overview

WHY USA Financial Group, Inc. (the Company), a Nevada corporation, is engaged in the business of providing real estate and mortgage financial services primarily for transactions involving the sale, purchase or financing of residential properties. Our business is primarily conducted through nine wholly-owned subsidiaries: Discover Mortgage Corporation and TCS Mortgage, Inc. both operate in the mortgage brokerage and mortgage banking business; and WHY USA North America Inc., which operates in the real estate franchise business. Our primary mission is to develop and provide professional residential real estate and mortgage brokerage services and support, both to our network of franchise real estate brokers and their customers and to new home, resale home and refinancing mortgage borrowers dealing directly with our mortgage lending offices.

The Company was incorporated in Utah in 1980 and in 1983 was duly reorganized as a Nevada corporation. Prior to acquiring our real estate franchise subsidiary and our initial mortgage business in December 1999, the Company was an inactive public company under a former name with no assets, which had not been engaged in active operations for many years.

The Company acquired both its real estate business, WHY USA North America, Inc. and its first mortgage business, Northwest Financial Ltd., through a reorganization and merger which occurred in 1999. Incident to this merger, the former shareholders of these two companies acquired a majority interest in the outstanding common stock of the Company. This was a reverse merger for financial statement and operational purposes, and NA and Northwest became wholly-owned subsidiaries. Northwest transferred 100% of its operations to Discover during 2002.

Acquisition Strategy and Transactions

Since our reorganization in 1999, a principal element of our business strategy has been to expand our business through acquisitions of established operations in our industry. The primary goal of our newfound acquisition strategy is to establish a national presence in our industry over the coming years, which we believe will provide economies of scale for our operations due to an increase in revenue base through acquisitions. Moreover, we believe more favorable terms will be achieved from financial institutions that provide mortgage funding as our lending transactions increase through size.

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

Large banks and mortgage lenders like Wells Fargo, Bank of America/Countrywide, and Washington Mutual/JP Morgan Chase fund the majority of mortgage loans originated. Currently TCS delivers loan product to many industry leaders such as these, under agreements and contractual relationships. However, the industry is in a state of flux and TCS must continue to obtain and retain these relationships in a difficult environment.

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

TCS generated more than 360 mortgages and fee income of $2.0 million in 2007, for 2008 we have dropped approximately 40% from prior year’s numbers. This is largely attributable to the diversification of mortgage products, a professional sales force, excellent lender relationships, and strong attention to customer service.  While many of our competitors have exited the market place we have maintained our staff and facilities and are actively recruiting highly skilled talent that is available in the market place.

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

TCS is licensed with HUD as a Supervised Loan Correspondent. As such, we compete with all HUD approved lenders in the areas we originate mortgage loans. TCS is required to maintain a minimum adjusted net worth which was $113,000 ($63,000 for the main office plus $25,000 for each of its two HUD branch offices) at December 31, 2007. Although the Company may be out of compliance with this requirement for the quarter ended September 30, 2008, management believes that the annual renewal requirement will be met by or prior to December 31, 2008. Maintaining a license with HUD allows TCS to originate FHA loans that it would not otherwise be able to originate. Approximately five percent of our business is currently derived from HUD/FHA loans; we expect this percentage to grow dramatically with the improvements suggested by the government-controlled agency. It has become difficult for smaller competitors to maintain these requirements.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at September 30, 2008, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JAMES B. KYLSTAD	Chairman and Chief Executive Officer	November 14, 2008
James B. Kylstad	and Director (Principal Executive Officer)

/s/ KENNETH J. YONIKA	Chief Financial Officer (Principal	November 14, 2008
Kenneth J. Yonika	Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Reorganization between the Black Butte Petroleum, Inc. and Triam Ltd., dated March 23, 1983 (1)
2.2	Acquisition Agreement between Triam Ltd. and Northwest Financial Ltd., dated December 16, 1999 (1)
2.3	Acquisition Agreement Addendum, dated December 20, 1999 (1)
2.4	Stock Purchase Agreement dated September 24, 1999 between Northwest Financial Group, Inc., WHY USA NA, and its selling shareholders (1)
2.5	Addendum to Stock Purchase Agreement, dated December 30, 1999 including Assignment to Donald Riesterer (1)
2.6	Share Exchange Agreement – Cashline transaction, dated February 8, 2001 (3)
2.7	Business Combination Agreement to acquire Discover Mortgage Corp. effective January 1, 2002 (2)
3.1.1	Articles of Triam Ltd., dated January 6, 1983 (1)
3.1.2	Amendment to Articles of Incorporation, March 4, 1983 (1)
3.1.3	Amendment to Articles of Incorporation, filed March 29, 1983 (1)
3.1.4	Articles of Merger, filed on November 9, 1999 (1)
3.1.5	Amendment to Articles of Incorporation, Jan. 10, 2000 (1)
3.2	Bylaws (1)
10.2	Stock Option Plan (2)
10.3	Sample Option Agreement (4)
10.4	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Cashline (4)
10.5	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Alliance West (4)
10.6	Franchise Purchase Agreement, dated June 30, 2001 (4)

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