Form 10-Q/A
period 2008-09-30
WHY USA FINANCIAL GROUP INC
filed 2008-11-21
CIK 1113450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Explanatory Note

This Amendment on Form 10-Q/A (the “Amendment”) amends the quarterly report of WHY USA Financial Group, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 14, 2008 (the “Original Filing”). This Amendment corrects a typographical error in not including Footnote 10 to the Notes to the Condensed Consolidated Financial Statements as filed on November 14, 2008.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. All other disclosures and exhibits as filed in the Original Filing are hereby incorporated by reference as to such. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission.

There are no other changes to the Original Filing, other than those outlined in this document. This Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART I.    Financial Information

ITEM 1.	Financial Statements

WHY USA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – SUPPLEMENTAL DISCLOSURE – CASH FLOW INFORMATION

Cash paid for interest and income taxes along with noncash transactions for financing and investing activities for the nine months ended September 30, 2008 and 2007 (unaudited) were as follows:

	September 30, 2008	September 30, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,600	$1,600
Cash paid for interest	$72,956	$79,930

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and interest accrued to equity	$-	$514,715

ITEM 6.	Exhibits and Reports on Form 8-K

Exhibits: For a list of exhibits filed with this report, refer to the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JAMES B. KYLSTAD	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2008
James B. Kylstad
/s/ KENNETH J. YONIKA	Chief Financial Officer (Principal Financial Officer)	November 21, 2008
Kenneth J. Yonika

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Reorganization between the Black Butte Petroleum, Inc. and Triam Ltd., dated March 23, 1983 (1)
2.2	Acquisition Agreement between Triam Ltd. and Northwest Financial Ltd., dated December 16, 1999 (1)
2.3	Acquisition Agreement Addendum, dated December 20, 1999 (1)
2.4	Stock Purchase Agreement dated September 24, 1999 between Northwest Financial Group, Inc., WHY USA NA, and its selling shareholders (1)
2.5	Addendum to Stock Purchase Agreement, dated December 30, 1999 including Assignment to Donald Riesterer (1)
2.6	Share Exchange Agreement – Cashline transaction, dated February 8, 2001 (3)
2.7	Business Combination Agreement to acquire Discover Mortgage Corp. effective January 1, 2002 (2)
3.1.1	Articles of Triam Ltd., dated January 6, 1983 (1)
3.1.2	Amendment to Articles of Incorporation, March 4, 1983 (1)
3.1.3	Amendment to Articles of Incorporation, filed March 29, 1983 (1)
3.1.4	Articles of Merger, filed on November 9, 1999 (1)
3.1.5	Amendment to Articles of Incorporation, Jan. 10, 2000 (1)
3.2	Bylaws (1)
10.2	Stock Option Plan (2)
10.3	Sample Option Agreement (4)
10.4	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Cashline (4)
10.5	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Alliance West (4)
10.6	Franchise Purchase Agreement, dated June 30, 2001 (4)

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