Form 10-K
period 2008-12-30
WHY USA FINANCIAL GROUP INC
filed 2009-03-31
CIK 1113450

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________ .

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

Title of each class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] or No [  ]

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] or No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $3,124,471

The number of outstanding shares of the registrant’s common stock as of March 15, 2009 was 108,268,022.

INCORPORATION BY REFERENCE
 None

WHY USA FINANCIAL GROUP, INC.
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2008

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” “outlook” and similar expressions. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, sales levels and operating results and other statements regarding matters that are not historical are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-K. Among the key factors that have an impact on our results of operations are:

•	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Form 10-K;
•	the integration of acquired businesses into our operations;
•	general economic and business conditions;
•	industry trends;
•	our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;
•	our funding requirements; and
•	availability, terms and deployment of capital.

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

In this Annual Report on Form 10-K, unless the context requires otherwise, “WHY USA,” “Company,” “we,” “our,” and “us” means WHY USA Financial Group, Inc. and its subsidiaries.

PART I

ITEM 1. Business

WHY USA Financial Group, Inc. (the Company), is a Nevada corporation. Prior to acquiring our real estate franchise subsidiary and our Minneapolis mortgage brokerage business in December 1999, the Company was an inactive public company under the name Triam Ltd., Inc. with no assets, which had not been engaged in active operations for many years.  Our principal offices are located in Minneapolis, Minnesota. Our website is http://www.whyusa.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments thereto are made available without charge on our website.

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

The Company through its subsidiary TCS is currently a mortgage broker only although prior to December 31, 2006 TCS was a mortgage banker with its own line of credit; the Company through Realty is a full service realtor operating in the Southern California and Las Vegas market; the Company through Discover provides mortgage broker services in the state of Minnesota; and the Company through its subsidiary NA provides franchised real estate operations to franchisees located in 14 states, these services center around the WHY USA – “America’s Real Estate Alternative”® - $990 program.

Financial Information - Segments and Geographic Areas

We focus our business on two principal business segments, Real Estate Franchise (REF) and Mortgage Brokerage (MB). Financial information regarding these segments is included within the notes to our consolidated financial statements included in this Annual Report of Form 10-K, which begin on page 39.

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

Acquisition Strategy and Transactions

Since our reorganization in 1999, a principal element of our business strategy has been to expand our business through acquisitions of established operations in our industry. The primary goal of our acquisition strategy is to establish a national presence in our industry over the coming years, which we believe will provide economies of scale in our operations due to an increase in our revenue base through acquisition. Moreover, we believe more favorable terms will be achieved from financial institutions that provide mortgage funding as our lending transactions will increase through volume.

During the years 2001 through 2003, we conducted a number of transactions including:

i)	the acquisition of three Arizona mortgage lending companies;

ii)	the acquisition of a sizeable Minneapolis based mortgage broker; and

iii)	the acquisition of a sizeable San Diego based mortgage banker/broker.

Target Markets

We divide our target customer base into principally two categories:

●	Mortgagers; and

●	Real estate buyers and sellers.

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

The initial franchise fee for a WHY USA real estate office is $9,990 for a designated territory. Franchisees also pay ongoing transaction fees of $100 per transaction or 6% of commission revenues; whichever is the lower of, providing they must pay at least a monthly minimum of $400. Transactions are defined as any closing or rental as a listing or selling agent, any referral or advance fees received from a client, and any consulting, assistance or materials purchase fees related to leasing or selling a property. The estimated initial investment to commence business as a WHY USA franchisee is approximately $50,000 including the initial franchise fee. We provide substantial initial and ongoing support to our franchisees including, assistance with locating an office, provision of a confidential comprehensive Operations Manual, a training seminar for new franchisees, training and promotional videos and brochures, sample marketing materials, continuing advisory assistance regarding operations, supplemental marketing and advertising materials, and advice regarding Internet access capabilities and procedures.

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

Mortgage Brokerage Services - Overview

We acquired TCS Mortgage, Inc., as a wholly owned subsidiary, in December 2003.  In 2004 we contributed another wholly owned subsidiary, Discover Mortgage, under the TCS umbrella.  TCS is a full service mortgage broker, specializing in residential mortgage finance.  TCS was formed in January 1984, and has established a reputation for providing fair and equitable home loans to its clients and a high quality volume of mortgage product for its correspondent lenders.  TCS has grown since its inception, averaging revenues of more than $3.6 million over the past five years.  Over the past twenty-five years, TCS has originated more than 7,000 mortgage transactions, in excess of $3.0 billion in funded loan volume.

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

TCS’s focus is to continue to generate organic growth within its existing markets of; California, Nevada, Minnesota, and Wisconsin, where TCS is currently licensed, through the recruitment of additional professional mortgage personnel. In addition, we may seek expansion through acquisitions, mergers, or strategic alliances in other market areas as the opportunity may arise. The Company, nor TCS, has identified any viable merger or acquisition targets at this time. States where property appreciation is constant or shows signs of growth will be targeted.

Market Overview

The residential mortgage industry has grown significantly over the past 10 years, with loan originations totaling over $2.8 trillion in 2004. The Mortgage Bankers Association reported total originations in 2006 of $2.50 trillion and estimates $2.28 trillion for 2007, $1.86 trillion for 2008 and an estimated $1.67 trillion for 2009, indicating a steady decrease from its highs in 2004/2005.

Large banks and mortgage lenders like Wells Fargo, Bank of America/Countrywide, and Washington Mutual/Chase fund the majority of mortgage loans originated. Currently TCS delivers loan product to many industry leaders such as these, under agreements and contractual relationships. However, the industry is in a state of flux and TCS must continue to obtain and retain these relationships in a difficult environment.

One of the factors of recent growth in the mortgage industry was the impact of sub-prime and Alt-A lenders. The majority of sub-prime loans are Adjustable Rate Mortgages (ARMs). Unlike a traditional Fixed Rate Mortgage, where the interest and monthly payments remain fixed for the term of the loan, with an ARM, the interest rate is fixed only for a specific term, after which it will periodically (annually or monthly) adjust up or down as a function of some market index. Inasmuch as an ARM transfers part of the interest rate risk from the lender to the borrower, less “qualified” borrowers are more easily able to secure loans. Generally not long-term instruments, ARMs essentially serve as a “bridge” loan for individuals to purchase a home, establish or improve their credit and then secure a traditional mortgage at a more attractive rate. These loans are then pooled into mortgage backed securities; credit enhanced, rated, and then sold as financial instruments to a wide range of investors. This portion of the market is currently in a state of contraction.

Recently many lenders that specialized in this type of sub-prime product have gone out of business. Many of these loan products have been discontinued due to the current credit crunch and this has had a negative effect on the industry as a whole. The current trend is towards fixed rate, “A” paper product, which requires greater documentation and “equity” in the property from the borrower. Currently there are a number of governmental proposals that would further restrict and regulate the Mortgage Industry. Also, there are a number of proposals that would in fact assist the borrowers and provide additional product such as new FHA guidelines, further capacity at Freddie Mac and Fannie Mae.

TCS generated more than 200 mortgages and gross fee income of $1.0 million in 2008 from over $65 million in loan funding. This is largely attributable to the diversification of mortgage products, a professional sales force, excellent lender relationships, and strong attention to customer service.  While many of our competitors have exited the market place we have maintained our staff and facilities and are actively recruiting highly skilled talent that is available in the market place.

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

TCS is licensed with HUD as a Supervised Loan Correspondent. As such, we compete with all HUD approved lenders in the areas we originate mortgage loans. TCS is required to maintain a minimum adjusted net worth of $113,000 ($63,000 for the main office plus $25,000 for each of its two HUD branch offices). Maintaining a license with HUD allows TCS to originate FHA loans that it would not otherwise be able to originate. Approximately thirteen percent of our business is currently derived from HUD/FHA loans; we expect this percentage to grow dramatically with the improvements suggested by the government-controlled agency. It has become difficult for smaller competitors to maintain these requirements.

For the year ended December 31, 2008 the Company through its wholly-owned subsidiary TCS fell below the minimum adjusted net worth requirements as a Supervised Loan Correspondent. The Company will submit with its required Lender Assessment an action plan to correct the deficiency to its minimum adjusted net worth and request that HUD maintain its licensure as a Supervised Loan Correspondent. The Company cannot be certain these steps nor the request of HUD will be successful in maintaining the licensing or prevent the withdrawal of the licensing.

Origination Policies & Procedures

Originations

All origination activities are conducted in accordance with the Real Estate Settlement Procedures Act (RESPA), Federal and State laws. TCS operates as a loan broker and as a Supervised Correspondent Lender for FHA and VA loans. TCS offers/places the following products:

●	Conventional loans – these loans typically offer the client the best products as related to rate and term.

●	FHA loans – these loans offer flexible underwriting guidelines for borrowers that do not qualify for conventional loans. Rates and terms are comparable to the conventional market.

●	VA loans – these loans offer flexible underwriting guidelines to veteran borrowers. Rates and terms are comparable to the conventional market.

●	Non-Conforming loans – these loans offer flexible underwriting criteria at a higher cost to the borrower. The higher cost is typically in the form of interest rate and fees.

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

The following quality control policies are in accordance with the loan origination checklist submitted with our original application for FHA approval.

●	Loan files are inspected monthly on a random basis by the Vice-President to insure compliance with HUD/FHA requirements. FHA files are labeled in order to distinguish them from the other files.

●	Loan Originators are notified of file deficiencies and given guidance on how to correct. Continued deficiencies will result in that loan originator loosing the right to originate FHA loans.

●	TCS utilizes Pipeline Solutions automated origination and processing software. This software is updated regularly to reflect any changes in FHA underwriting criteria.

●	The Senior Vice-President regularly monitors the FHA connection for any new mortgage letters that apply to TCS’s origination activities. Loan originators are notified by e-mail or memo of any changes.

●
TCS does not oversee or sponsor any correspondent lenders. TCS does not close in our name or service FHA loans. Branch offices of TCS are required to send their FHA files to the main office after closing for auditing.

●	VA loans are handled in the same manner as FHA loan files.

●	Non-Conforming loans are handled in the same manner as Conventional loans.

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

Technology

TCS utilizes an internet-based infrastructure and sophisticated software interface to enhance its business and improve productivity. TCS’s websites, www.tcsmortgage.com and www.discovermortgage.com are extremely functional and intuitive. This combination enables mortgage candidates to manage their entire application online. They are able to fill out the required forms, submit paperwork and chart the status of their application. The site also provides visitors with a number of information resources, calculators and other valuable links to support the home-owner.

TCS maintains processing centers in San Diego, Las Vegas and Minneapolis, where it manages continuity and quality control. The loan process is completely automated and interfaces with the majority of wholesale lenders and third party service providers. TCS utilizes third party services for certain aspects of its operation, including document preparation, file generation and automated loan review. The outsourcing and automation of these operating functions accelerates the entire process in addition to reducing TCS’s overhead.

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

Employees

As of March 31, 2009, we employ 37 people and retain the services of 11 independent contractors. Full time employees number 35 for the Company. We currently have 4 executives that manage or oversee our subsidiaries and their operations. None of our employees belong to a labor union. We consider our employee relations to be good.

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

THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

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

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to obtain capital, which is critical to its future existence, and if able to obtain capital it can do so on terms that are advantageous or desirable to current shareholders and/or stakeholders of the Company, the Company's ability to successfully advertise or market its service offerings to a degree necessary for it to drive revenue to a level necessary to reach profitability, the Company's ability to develop and introduce new service offerings; the uncertainty of market acceptance of the Company's service offerings and their market penetration; the uncertainties related to the Company's real estate franchise programs; the Company's future reliance on collaborative partners; the Company's future revenues, marketing experience and dependence on other parties; the risks associated with obtaining governmental approval and oversight of the Company's service offerings; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of proprietary information protection and the Company's reliance on such proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-K, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in “Risk Factors,” “Business,” and elsewhere in this report.

Limited operating history

We have a limited operating history upon which an investor can evaluate our potential for future success. We have generated an accumulated deficit of approximately $12.7 million through December 31, 2008. Although our acquired subsidiaries have had profitable years, upon acquisition their business prospects became subject to market conditions that severely limited their profitability. As a result, there is limited historical financial data upon which an investor can make an evaluation of our performance or make a decision regarding an investment in shares of the Company’s common stock.

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

RISKS RELATED TO THE GROWTH OF OUR BUSINESS

Management of our growth

We plan to experience growth from the offering of our services through acquisitions as well as through geographic expansion. Such growth, if realized, could place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or results of operations. Additionally, although the Company presently has no executable plans to acquire any “companies or assets of a material amount,” should the Company decide to adopt acquisition plans as part of a future growth strategy, no assurance can be given that the Company can effectively integrate such acquired operations or assets with its own operations. The Company may also seek to finance any such future acquisition by debt financing or through the issuance of equity securities and there can be no assurance that any such financing will be available at acceptable terms or at all.

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

Failure to integrate acquired businesses

As part of our strategy to develop and identify new services and technologies, we have made and may continue to make acquisitions. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, sales and marketing, operations, and finance. These efforts result in additional expense and divert significant amounts of management’s time from other projects. Our failure to manage successfully and coordinate the growth of the combined company could have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not reach our initial expectations, we may record unexpected impairment charges. Factors that will affect the success of our acquisitions include:

●	presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

●	any decrease in customer loyalty caused by dissatisfaction with the combined companies’ service offering, sales and marketing practices, including price increases;

●	our ability to retain key employees of the acquired company;

●
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s service offering, achieving expected cost savings and effectively combining technologies to develop new service offerings; and

●	disruption in the fulfillment of our services due to integration processes and therefore loss of revenue.

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

TCS is registered with HUD as a Supervised Loan Correspondent and must maintain a total adjusted net worth of $113,000 ($63,000 dollars for the main office and $25,000 dollars for each of its branch offices).  Approximately thirteen percent (13%) of the Company’s business currently is derived from HUD.

For the year ended December 31, 2008 the Company through its wholly-owned subsidiary TCS fell below the minimum adjusted net worth requirements as a Supervised Loan Correspondent. The Company will submit with its required Lender Assessment an action plan to correct the deficiency to its minimum adjusted net worth and request that HUD maintain its licensure as a Supervised Loan Correspondent. The Company cannot be certain these steps nor the request of HUD will be successful in maintaining the licensing or prevent the withdrawal of the licensing.

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

Our failure to comply with these laws can lead to:

●	civil and criminal liability;
●	loss of approved status;
●	demands for indemnification or loan repurchases from purchasers of our loans; and
●	class action lawsuits.

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

Level of debt and debt service

Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

●	limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements, or other purposes;

●	limiting our flexibility in planning for, or reacting to, changes in our business;

●	placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

●	making us more vulnerable to a downturn in our business or the economy generally;

●	subjecting us to the risk of being forced to refinance these amounts when due at higher interest rates; and

●	using a substantial portion of our cash to pay principal and interest on our debt, instead of contributing those funds to other purposes such as working capital and capital expenditures.

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

Delinquent in payments to unsecured creditors

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon.  In light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Unsecured creditors amount to approximately $550,000, excluding officers and directors, and are comprised of a number of creditor’s owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors or debt holders to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

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

Our common stock is currently quoted on the Over-the-counter Bulletin Board under the ticker symbol WUFG. The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new service offerings by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for our services, overall market conditions and other factors may have a significant impact on the market price of our common stock. In addition, in recent years the stock market in general, and the shares of financial and real estate service companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from January 1, 2008 to December 31, 2008, the closing price for the shares of the Company's stock on the Over-the-counter Bulletin Board ranged from $0.03 to $0.07. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

Rule 144 sales

As of December 31, 2008, the Company had approximately 107,268,022 shares of the Company's outstanding common stock as “restricted securities” which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

CONCENTRATED CONTROL RISKS

Collective power to make all major decisions

Presently our management team collectively owns 60.7% of the outstanding common stock as determined in accordance with Rule 14d-3 of the Securities Exchange Act of 1934, as amended (the “Act”). See, “Security Ownership of Certain Beneficial Owners and Management.” Our management and directors, therefore, have significant voting power in determining major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management and directors will also have significant voting power in the election of our directors and to dictate our policies.

ITEM 1B. Unresolved Staff Comments

On December 29, 2008, the Company filed a response letter to the Securities and Exchange Commission (the Commission) pertaining to several comments that the Commission had about certain disclosures made within its December 31, 2007 Form 10-KSB and September 30, 2008 Form 10-Q.

In addition to the above correspondence, the Company received a letter dated January 9, 2009 from the Commission with certain comments and questions relating to the Company’s September 30, 2008 Form 10-Q and the Company’s testing of impairment of goodwill in accordance with SFAS 142 is sufficient. The Company is in process of drafting a response to the Commission’s letter of January 9, 2009.

At this time, the Company cannot determine if there will be any additional comments or if the outstanding comments will be resolved.

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

TCS and Realty conduct their primary operations from approximately 2,000 square feet of leased facilities in San Diego, California under an operating lease which ends September 2010. Lease payments for the San Diego location is approximately $3,900 per month.

Additional information regarding our properties is contained in Notes 1 and 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at December 31, 2008, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2008, nor for the periods since our last report filed with the SEC. Annual meetings of the stockholders have not been held since early 2002. Management of the Company believes that the next annual meeting may be held during 2010 along with its annual meeting for its WHY USA franchisees. No specific date has been specified for the annual WHY USA franchise meeting. Matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to such meeting.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

The Company's common stock is traded publicly and quoted on the Over-the-counter Bulletin Board under the symbol “WUFG.” Since the inception of trading, the Company's common stock has been sporadic and characterized by low volume from time to time. Trading prices have fluctuated, and there can be no assurance that a stable and regular trading market will occur in the future. The table below sets forth the high and low bid prices for the Company's common stock for each quarterly period since the last report filed with the SEC. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2007
First quarter	$0.08	$0.05
Second quarter	0.06	0.05
Third quarter	0.08	0.04
Fourth quarter	0.07	0.03
Year ended December 31, 2008
First quarter	$0.07	$0.04
Second quarter	0.07	0.04
Third quarter	0.07	0.03
Fourth quarter	0.06	0.04

On March 30, 2009, the last reported sales price of our common stock was $0.05. As of March 30, 2009, there were approximately 1,500 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2008 and 2007 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

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

During the year ended December 31, 2008 we issued a total of 1,000,000 shares of common stock as payment for services under an investment banking agreement to a corporate entity. The Company valued the shares at a price of $0.045 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

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

ITEM 6. Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and is not required for smaller reporting company disclosures under new Article 8 Regulation S-X.

FIVE YEAR SELECTED FINANCIAL DATA

(in thousands)	2008	2007	2006	2006	2004
Revenues	$1,249	$2,364	$3,667	$5,906	$7,264
Gross margin	523	984	1,524	2,406	3,236
Net income (loss) from operations	(1,384)	(819)	(168)	(973)	(3,401)
Net (loss)	(1,386)	(820)	(166)	(974)	(3,402)
Earnings (loss) from operations per common share:
Basic	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.05)
Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.05)
Current assets	$95	$212	$144	$854	$2,679
Noncurrent assets	1,258	1,311	1,380	2,693	2,764
Current liabilities	2,158	1,699	2,148	5,818	6,651
Noncurrent liabilities	1,761	949	918	704	888
Total stockholders’ equity (deficit)	$(2,566)	$(1,125)	$(1,542)	$(2,975)	$(2,096)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has incurred significant losses, and as of December 31, 2008 had an accumulated deficit of approximately $12.7 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial service offerings, strategic acquisitions and alliances, and expanded operations to support larger-scale business operations. Accordingly, the Company may continue incurring losses incident to future growth. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate enough cash from operations in the future.

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

The Company's material sources of revenue in order of priority are from: (1) mortgage origination and related mortgage lending fees, (2) WHY USA franchise fees/royalties received from our franchisees based on their ongoing business, (3) new franchise sales, and (4) real estate sales commissions.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Net revenues decreased $1.1 million or 47% for 2008 compared to 2007. The decrease was a result of the significant softening of the mortgage business as well as the real estate industry. The 2008 summer was a time of great turmoil for the financial services industry. WHY USA, fortunately, was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market experienced a ripple effect that business both in mortgage and real estate transactions almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in our loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

Over the prior two years it was readily apparent that the sub-prime mortgage market continues to be strained which in turn affected the overall financial services industry. As a mortgage broker, WHY USA and its business practices did not have any specific exposure to the sub-prime market, no liability to purchase defaulted loans. As a result, management believes that even though the sub-prime market has ceased to exist, the negative impact from the sub-prime market fallout continues to affect future revenues. Given that we continue to work on stabilizing ourselves the weakened sub-prime market, revenues continued to decrease for 2008, even though we are experiencing a growing demand and need for FHA insured loans. The purpose of the FHA insured program is to allow non- Fannie Mae and Freddie Mac approved borrowers’ access to non sub-prime loan programs. Therefore we are experiencing an increase of the “Government” sponsored loan programs that allow more flexible lending criteria, picking up much of the slack in the traditional “sub-prime” loans.

Real Estate Franchise (REF). Real Estate Franchise revenues decreased $0.05 million or 27% for 2008 compared to 2007. The decrease was due to the significant real estate market softening and our franchisees experiencing a limited revenue cycle as well.

Mortgage Brokerage (MB). MB revenues decreased $1.1 million or 49% for 2008 compared to 2007. The decrease was a result of decreased volume in mortgage revenue of $1.0 million along with a decrease in non-franchise real estate services of $0.1 million. The sub-prime effect has been burdensome to both the mortgage industry as well as the real estate industry as a whole.

Cost of Revenues

Cost of revenues decreased $0.7 million or 47% for 2008 compared to 2007. Cost of revenues dropped relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with some slight cost savings due to competitive nature. Cost of revenues as a percentage of net revenues remained relatively constant at 58% for 2008 and 2007. Gross margin remained relatively constant at 42% for 2008 and 2007.

Real Estate Franchise (REF). REF cost of revenues decreased $0.004 million or 11.2% for 2008 compared to 2007 primarily due to lower direct costs, offering of limited services and other cost saving efforts.

Mortgage Brokerage (MB). MB cost of revenues decreased $0.7 million or 48% for 2008 compared to 2007. Declines in cost of revenues were primarily the result of the decline in service revenue and the associated costs needed to complete the loan transactions.

Operating Expenses

Selling, General and Administrative. For 2008, selling, general and administrative expenses decreased $0.1 million or 5% compared to 2007. The decrease resulted primarily from several cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

Depreciation and Amortization. Depreciation and amortization for 2008 decreased $0.01 million or 27% compared to 2007. The decrease resulted primarily from disposition of non-core assets as well as reaching maturity level on some of our assets. Depreciation and amortization expense for 2008 was $0.04 million which was primarily associated with our MB business segment. The Company’s fixed asset base has stabilized or decreased slightly since our acquisition of TCS.

Impairment of Long-Lived Assets. Impairment of long-lived assets for 2008 was $0.06 million, compared to $0.03 million in 2007. This decrease is directly caused by the change in carrying value of the Company’s property located in Minneapolis, Minnesota. Impairment was recognized in accordance with the requirements of SFAS 142.

Other Income (Expense)

Interest Expense. Interest expense was $0.2 million for 2008 compared to $0.2 million for 2007. The Company remained relatively stable in its incurring of interest expense on its debt. The Company negotiated some of its prior debt obligations and increased its debt during the year, however these changes hold interest expense stable.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was none for 2008 compared to $0.5 million for 2007. Gain on extinguishment of debt for 2007 was comprised of accrued interest forgiven on $400,000 in notes payable that were converted into equity of the Company at the end of the year.

The likelihood of continued gains on extinguishment of debt is negligible as the Company has converted, exchanged or tendered debt in the amount $4.6 million during the past five years.

Other Income (Expense), Net. Other income (expense), net, for 2008 and 2007 was nil and $0.1 million, respectively. For 2007 the Company received payment on a settlement of insurance holdings that it had from a previously acquired business. This settlement benefit was a one-time event for the Company and was approximately $0.1 million.

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

Cost of Revenues

Cost of revenues decreased $0.8 million or 36% for 2007 compared to 2006. Cost of revenues dropped relative to our decrease in net revenues for the year. Costs of revenue which consists of primarily direct costs associated with our products and services, was affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with some slight cost savings due to competitive nature. Cost of revenues as a percentage of net revenues remained relatively constant at 58% for 2007 and 2006. Gross margin remained relatively constant at 42% for 2007 and 2006.

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

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $0.05 million for 2007 compared to $1.2 million for 2006. Gain on extinguishment of debt for 2007 was comprised of accrued interest forgiven on $400,000 in notes payable converted into equity of the Company at the end of the year. Gain on extinguishment of debt for 2006 was comprised of accrued interest, termination fees and other expenses along with the reduced cash payment of the $1.3 million note payable and the sheriff’s sale disposition of the two Woodbury properties along with three debt instruments. The settlement of these obligations along with the carrying value of the underlying assets created one time gains totaling $0.8 million for the settlement of the note payable for less than its principal value, and $0.5 million for the disposition of the mortgage notes payable associated with two Woodbury properties.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities used net cash of $0.7 million during 2008 primarily from a net loss of $1.4 million offset by net non-cash charges of $0.1 million. Changes in operating assets and liabilities provided a net increase of $0.6 million in cash during the period. Within the non-cash charges, the primary drivers were share based compensation of $0.1 million. The primary drivers of cash usage from changes in operating assets and liabilities was an decrease in prepaid and other assets of $0.1 million, increases in accounts payable and accrued expenses of $0.5 million which were partially offset by a increase in trade receivables of $0.1 million.

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

Investing Activities. Net cash used in investing activities during 2008 was $65,049. The primary use of cash of $0.1 million was used for investment in equipment purchases for our new office space of approximately $15,000 as well as $50,000 that was placed in a certificate of deposit with an FDIC insured institution which secures the Company’s letter of credit with the state of Minnesota licensing authority. This letter of credit enables the Company to provide correspondent lending service for the Minnesota area through our subsidiary Discover.

For 2009, we expect spending for capital equipment and information technology to approximate 2008 spending.

Financing Activities. Net cash provided by financing activities totaled $0.8 million for 2008 and includes $0.9 million in proceeds from several convertible debentures entered into by one of our directors, offset by the payment of existing debt of $0.1 million. Of the payments on existing debt the Company made final payment on its arbitrated settlement of $55,000 to a former mortgage note holder.

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

As of December 31, 2008, we had cash and cash equivalents of approximately $53,000. Our working capital deficit was $2.0 million as of December 31, 2008. This includes along with accounts payable outstanding, bank line of credit of $0.1 million, short term debt and lease obligations of $0.6 million, as well as accrued expense and other of $1.0 million. Cash used in operations primarily comes from our service offerings with non-recurring expenses funded through the issuance of convertible debentures.

The Company and its compensation committee have discussed the option of making full and final payment on the past due compensation of its executive officer, Mr. James Kylstad. As of December 31, 2008, the Company was obligated to Mr. Kylstad in the amount of $709,950 for his past services. The Company believes that prior to December 31, 2009, this obligation owed to Mr. Kylstad will be paid in full and/or renegotiated.

We expect that our current cash and cash equivalents, short-term and long-term investments, short-term borrowings and/or the raising of additional capital, along with funds from operations and interest income earned thereon will be sufficient to fund our current operations through at least the first quarter of 2010. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, our ability to establish collaborative business arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing business claims and competing technological and market developments.

Furthermore, we believe that the Company can raise adequate capital to keep the Company functioning through December 31, 2009. We believe that sufficient funding can be secured through the use of its convertible debentures, as well as offerings of preferred and common stock through private placements to institutional and other finance sources. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated expansion and business plan.

Summary Cash Flow Operating, Investing and Financing Activities for the year ended December 31, 2007

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

The Company during the year ended December 31, 2007 entered into an equity exchange with Quality Investments, Inc. and Wild Rose Partners, LLLP (the successor to Law Investments, Inc.) who collectively owned a $400,000 note payable that was in default. Both Wild Rose Partners LLP and Quality Investments, Inc. tendered the outstanding principal and accrued interest in exchange for a combination of common stock and preferred stock. The note payable was exchanged for 40,000 shares of preferred stock of the Company with a purchase price of $10 per share. Accrued interest due of $121,733 was tendered in exchange for 3,307,063 shares of common stock. Wild Rose Partners LLLP and Quality Investments, Inc. waived the default interest that would have been due on the note payable.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 Years	All Other

Long-term debt (1)	$2,350,773	$590,901	$1,759,872	$-	$-	$-
Capital lease obligations	3,128	2,392	736	-	-	-
Operating lease obligations	82,089	46,908	35,181	-	-	-
Total	$2,435,990	$640,201	$1,795,789	$-	$-	$-

CRITICAL ACCOUNTING POLICIES

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

Impairment of Goodwill

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

The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. During the years ended December 31, 2008 and 2007, we determined that it was necessary to evaluate goodwill for impairment between annual tests, in accordance with SFAS 142. The evaluation between annual testing dates was due to the deteriorating conditions in certain housing markets and the significant reduction in loans being funded during those years. The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.  Goodwill associated with our reporting unit is determined by that fair value of the building owned by the reporting unit. We estimate the fair value of the building by obtaining an appraisal each year which occurs during the winter months (which corresponded to our refinancing in 2007). This appraisal provides management with a realistic fair value during a period which activities for like-kind property sales are at its lowest. In addition the Company utilized a combination of valuation methods including a discounted cash flow analysis and the guideline companies’ method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that impairment did exist, and as a result, an impairment charge was recorded during the year which coincided with the 4th quarter of 2007 and 2008, respectively.

Goodwill is attributable to the acquisition of Discover. The Company in connection with the acquisition of Discover recorded goodwill of $1,016,570. The Company recorded impairment losses of $55,787 and $32,787 for the years ended December 31, 2008 and 2007, respectively, to reflect goodwill impairment on the acquisition of Discover and the fair value of the building acquired in the acquisition.

As of December 31, 2008 goodwill associated with the Discover acquisition is recorded at $729,028.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information on the recent accounting pronouncements impacting our business, see Note 1 of the notes to consolidated financial statements included in Item 8.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company disclosures under new Article 8 Regulation S-X.

 ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Why USA Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Why USA Financial Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Why USA Financial Group, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11, to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007.

/s/ PKF
San Diego California	PKF
March 27, 2009	Certified Public Accountants
A Professional Corporation

WHY USA FINANCIAL GROUP, INC.
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,921	$46,176
Accounts receivables, net of allowance for doubtful accounts	18,771	59,325
Prepaid assets and other assets	22,823	106,287

Total current assets	94,515	211,788

PROPERTY AND EQUIPMENT—Net	479,223	497,484

GOODWILL	729,028	784,815

RESTRICTED CASH	50,000	-

OTHER NONCURRENT ASSETS	-	29,226

TOTAL	$1,352,766	$1,523,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Warehouse and bank lines	$97,570	$99,789
Current portion of obligation under capital leases	2,392	1,538
Current portion of notes payable and convertible debentures	544,767	473,319
Current portion of mortgage notes payable	36,112	88,427
Bank overdraft	2,066	-
Accounts payable	499,649	347,174
Accrued expense and other liabilities	975,890	689,187

Total current liabilities	2,158,446	1,699,434

MORTGAGE NOTES PAYABLE	809,672	839,307

NOTES PAYABLE AND CONVERTIBLE DEBENTURES	950,200	110,000

OBLIGATIONS UNDER CAPITAL LEASES	736	-

Total liabilities	$3,919,054	$2,648,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 250,000,000 shares authorized;
108,268,022 and 108,992,160 shares issued and outstanding for 2008 and 2007, respectively	108,269	108,993
Additional paid in capital	10,005,408	10,059,684
Preferred Stock, $.01 par value, 50,000,000 shares authorized;
40,000 shares issued and outstanding for 2008 and 2007, respectively	400	400
Accumulated deficit	(12,680,365)	(11,294,505)

Total stockholders’ equity (deficit)	(2,566,288)	(1,125,428)

TOTAL	$1,352,766	$1,523,313

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007

NET REVENUES	$1,249,413	$2,363,929
COST OF REVENUES	725,929	1,379,800

Gross margin	523,484	984,129

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,605,567	1,698,289
DEPRECIATION AND AMORTIZATION EXPENSE	35,042	48,227
IMPAIRMENT OF GOODWILL	55,787	32,787

OPERATING LOSS	(1,172,912)	(795,174)

OTHER INCOME (EXPENSE):
Interest expense	(212,321)	(205,121)
Interest income	803	127
Gain on extinguishment of debt	-	49,867
Other income	170	131,580

Total other income (expense)	(211,348)	(23,547)

LOSS FROM OPERATIONS	(1,384,260)	(818,721)

Income tax expense	(1,600)	(1,600)

NET LOSS	$(1,385,860)	$(820,321)

BASIC LOSS PER SHARE:
Net loss	$(0.01)	$(0.01)

DILUTED LOSS PER SHARE:
Net loss	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES USED :
Basic	108,349,919	98,200,412
Diluted	108,349,919	98,200,412

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2008 and 2007

	Common Stock			Preferred Stock		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Additional Paid in Capital	Shares	Amount

BALANCE—December 31, 2006	92,319,434	$92,320	$8,839,933	-	$-	$(10,474,184)	$(1,541,931)
Net loss	-	-	-	-	-	(820,321)	(820,321)

Issuance of common stock in connection with conversion of notes payable and accrued interest	9,772,725	9,773	504,945	-	-	-	514,718

Issuance of common stock as payment for services	2,592,938	2,593	147,780	-	-	-	150,373

Issuance of preferred stock in connection with conversion of notes payable	-	-	399,600	40,000	400	-	400,000

Issuance of common stock in connection with conversion of accrued interest	3,307,063	3,307	118,426	-	-	-	121,733

Issuance of common stock upon warrant conversion	1,000,000	1,000	49,000	-	-	-	50,000
BALANCE—December 31, 2007	108,992,160	108,993	10,059,684	40,000	400	(11,294,505)	(1,125,428)
Net loss	-	-	-	-	-	(1,385,860)	(1,385,860)

Cancellation of common stock, non-performance of services	(1,724,138)	(1,724)	(98,276)	-	-	-	(100,000)

Issuance of common stock as payment for services	1,000,000	1,000	44,000	-	-	-	45,000
BALANCE—December 31, 2008	108,268,022	$108,269	$10,005,408	40,000	$400	$(12,680,365)	$(2,566,288)

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2008 and 2007
	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,385,860)	$(820,321)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35,042	48,227
Stock compensation expense	(55,000)	150,373
Gain on forgiveness/cancellation of debt	-	(49,867)
Impairments of long-lived assets	55,787	32,787
Forgiveness of notes receivable/accrued interest	-	20,000
Provision for (benefit from) doubtful accounts	87,898	(47,955)
Effect of changes in operating assets and liabilities:
Trade receivables	(47,344)	91,145
Prepaid expenses and other current assets	83,464	(79,189)
Accounts payable	152,475	(21,483)
Accrued expenses and other liabilities	298,703	167,258
Other noncurrent assets	31,910	(6,151)

Net cash used in operating activities	(742,925)	(515,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,049)	(5,989)
Purchase of certificate of deposit (restricted cash)	(50,000)	-

Net cash used in investing activities	(65,049)	(5,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on revolving credit facility, net of mortgages held for resale	(2,219)	215
Proceeds from mortgages payable	-	875,000
Repayments of mortgages payable	(81,950)	(626,707)
Repayment of notes payable and convertible debentures	(552)	(1,907)
Proceeds from notes payable and convertible debentures	900,200	312,500
Repayment of obligations under capital leases	(2,826)	(6,027)
Bank overdraft	2,066	-

Net cash provided by financing activities	814,719	553,074

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,745	31,909

CASH AND CASH EQUIVALENTS—Beginning of year	46,176	14,267

CASH AND CASH EQUIVALENTS—End of year	$52,921	$46,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,600	$1,600
Cash paid for interest	$97,275	$68,529
Noncash transactions—
Notes payable and accrued interest tendered in exchange for equity	$-	$521,733
Issuance of common stock as settlement payment	$-	$50,000
Convertible debentures tendered	$-	$514,718
Capital lease obligations	$4,416	$-
Notes issued for prior services	$12,000	$-

See accompanying notes to consolidated financial statements.

WHY USA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

The Company through its subsidiary TCS is currently a mortgage broker only and prior to the year ending December 31, 2006 TCS was a mortgage banker with its own line of credit; the Company through Realty is a full service realtor operating in the Southern California market; the Company through Discover provides mortgage broker services in the state of Minnesota; and the Company through its subsidiary NA provides franchised real estate operations to franchisees located in 14 states, these services center around the WHY USA –“America’s Real Estate Alternative” ® - $990 program.

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

Cash Equivalents and Concentration of Risk

The Company maintains checking, money market and savings accounts at financial institutions located in California and Minnesota. Accounts at each bank are temporarily insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 (FDIC temporary increase through December 31, 2009). As of December 31, 2008 the Company did not have any uninsured cash balances. The Company has not experienced any losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

As of December 31, 2008, the Company held $50,000 in restricted cash classified as a non-current asset held to maturity. As of December 31, 2007, there was no restricted cash. The restricted cash as of December 31, 2008 secures a letter of credit held with a financial institution. The certificate of deposit matures on May 5, 2012 and is held with an FDIC insured financial institution.

Accounts and Notes Receivable, Allowances and Fair Market Value

Accounts receivable, net of allowance for doubtful accounts consist of the following at December 31, 2008 and 2007, respectively:

	December 31, 2008	December 31, 2007
Accounts receivable	$75,600	$79,629
Other receivables	4,841	10,113
Total accounts receivable	80,441	89,742
Less allowance for doubtful accounts	(61,670)	(30,417)
	$18,771	$59,325

In accordance with Financial Accounting Standard No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company has an allowance for doubtful accounts of approximately $61,670 at December 31, 2008. Bad debts totaled $87,898 and $19,958 for the years ended December 31, 2008 and 2007, respectively. The Company has experienced no credit losses in its mortgage lending operations.

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

Brokered Loan Fees

Loan fees include brokered loan fees. Brokered loan fees represent fees received by TCS and Discover for placing a loan with a lender, whereby no further obligation exists.  The loan fee is recognized at the time the borrower and lender sign final loan documents and the loan is funded.

Property and Equipment Capitalization Policies

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line.  Amortization of leasehold improvements is computed on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expense.

Impairment of Goodwill

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

The Company performs its goodwill impairment tests annually during the fourth quarter of its fiscal year and earlier if an event or circumstance indicates that impairment has occurred. During the years ended December 31, 2008 and 2007, we determined that it was necessary to evaluate goodwill for impairment between annual tests, in accordance with SFAS 142. The evaluation between annual testing dates was due to the deteriorating conditions in certain housing markets and the significant reduction in loans being funded during those years. The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.  Goodwill associated with our reporting unit is determined by that fair value of the building owned by the reporting unit. We estimate the fair value of the building by obtaining an appraisal each year which occurs during the winter months (which corresponded to our refinancing in 2007). This appraisal provides management with a realistic fair value during a period which activities for like-kind property sales are at its lowest. In addition the Company utilized a combination of valuation methods including a discounted cash flow analysis and the guideline companies’ method to estimate the fair value of the reporting unit. Based on this analysis, the Company determined that impairment did exist, and as a result, an impairment charge was recorded during the year which coincided with the 4th quarter of 2007 and 2008, respectively.

Goodwill is attributable to the acquisition of Discover. The Company in connection with the acquisition of Discover recorded goodwill of $1,016,570. The Company recorded impairment losses of $55,787 and $32,787 for the years ended December 31, 2008 and 2007, respectively, to reflect goodwill impairment on the acquisition of Discover.

As of December 31, 2008, goodwill associated with the Discover acquisition is recorded at $729,028.

Accrued Expense and Other Liabilities

Accrued expenses and other liabilities consist of the following:
	December 31, 2008	December 31, 2007
Accrued compensation and taxes	$803,269	$628,984
Accrued interest	172,621	60,203
	$975,890	$689,187

Deferred Revenue and Liability Associated with Deferred Revenue

The Company holds an annual conference for its franchisees in its REF segment. Expenses and revenues related to the conference are deferred and realized at the time the conference is held.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2008 and 2007 were approximately $3,200 and $11,100, respectively.

Revenue Recognition

Revenue from loan originations are recognized at the time the mortgage loan closes or is funded. The majority of revenue receivables are collected within five business days. Real estate transaction fees are recognized at the closing of a real estate transaction by a franchisee. The Company does not service a loan portfolio and sells all of the loans it originates.

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

Retirement Plans, Severance or Bonus Plans

The Company currently maintains a 401-K profit sharing plan through its subsidiary TCS (Plan) for the benefit of its employees. The Plan allows each eligible employee to voluntarily make pre-tax deferred salary contributions subject to regulatory and plan limitations. The Company may make matching contributions in amounts as determined by the Board of Directors. Prior to the year ended December 31, 2006 the Company had an additional plan through its subsidiary Discover (Discover Plan). The Discover Plan was merged during 2006 into the Plan. The Discover Plan, a defined contribution plan, contained an annual election whether to match or contribute up to $1,000 per employee per year based upon a 25% matching ratio.  Eligible employees were able to contribute up to 15% of their annual compensation. The Company made no contributions to the Plan for the years ended December 31, 2008 and 2007.

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

Earnings (loss) per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised.

Diluted earnings (loss) per share reflects the potential dilution that could occur from the following items:

●	Convertible debentures or preferred stock where the effect of those securities is dilutive;

●	Dilutive stock options; and

●	Dilutive common stock warrants.

For the 2008 and 2007 periods presented, the diluted net loss per share is equivalent to the basic net loss per share because the Company experienced losses in each of these years and thus no potential common shares underlying stock options, warrants, convertible debt (debentures), or convertible preferred shares have been included in the net loss per share calculations. Options and warrants to purchase approximately 3,900,000 and 5,200,000 shares of common stock and approximately 23,300,000 and 7,200,000 of convertible debentures, have been omitted from the net loss per share for 2008 and 2007, respectively, as their effect is antidilutive.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which addresses the accounting for certain instruments as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not currently have any outstanding convertible debt with embedded features which are considered indexed to the entity’s own stock and as a stand alone instrument would have been included in stockholders’ equity (deficit), and therefore subject to a scope exception in SFAS 133. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The guidance is effective for fiscal years beginning after December 15, 2008. Based on the Company’s review of the pronouncement, the Company does not believe the guidance will have an impact on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any; this new standard will have on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

The Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, effective upon issuance, including prior periods for which financial statements have not been issued. Therefore, the Company deferred adoption of SFAS 157 as it relates to its non financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

NOTE 2 – BUSINESS COMBINATIONS

In June 2001, the FASB adopted SFAS No. 141 (SFAS 141) “Business Combinations,” SFAS No. 142 (SFAS 142) “Goodwill and Other Intangible Assets” and in August 2001, SFAS No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company's accounting procedures have been amended to adapt these statements at the earliest date the statements became effective. The Company's franchise costs do not meet the criteria of being classified as goodwill as they represent contractual or other legal rights over the control of future economic benefits, as such they will continue to be amortized over twelve years. The Company historically expends marketing and advertising expenses to enlarge its franchise base through the installation of new franchises; however over the past few years more franchises have closed than opened. The Company's franchise transaction revenues have declined to $132,940 for the year ended December 31, 2008 from $182,461 for the year ended December 31, 2007. The historical cost value of the Company's franchises declined as the Company amortized the franchise costs. The Company believes that its WHY USA franchise should sell at some multiple of its transaction fees; however continuing losses have a significant impact on a buyer's perception of franchise system’s value. Given the impact of the previously discussed factors the Company recorded impairment losses of $1,351,050 during prior years for the NA acquisition.  Impairment loss is equal to the amount by which the carrying value of the assets exceeded their estimated fair market value.

The Company during the year ended December 31, 2002 issued 1,177,140 shares of common stock for all of the outstanding equity of Discover. During the year ended December 31, 2002 the Company issued an additional 12,000,000 shares of common stock to the former shareholders of Discover based on the completion of several performance benchmarks and recorded goodwill of $1,016,570. The Company for the years ended December 31, 2008 and 2007, recorded an impairment loss through its subsidiary, TCS, of $55,787 and $32,787, respectively. Impairment loss is equal to the amount by which the carrying value of these assets exceeded their estimated fair market value as of the valuation date.

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

Due to a significant decline in TCS’s mortgage and real estate business post acquisition, the Company during prior years recorded an impairment loss of $1,318,456. Impairment loss is equal to the amount by which the carrying value of these assets exceeded their estimated fair market value as of the valuation date.

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

	Real Estate	Mortgage
	Franchise	Brokerage	Other	Total
For year ending December 31, 2008
Revenues	$132,940	$1,116,473	$-	$1,249,413
Cost of revenues	33,448	692,481	-	725,929
Selling, general and administrative expenses	159,446	880,735	565,386	1,605,567
Net operating loss	$(59,954)	$(456,743)	$(565,386)	$(1,082,083)
Additions(dispositions) to segmented assets	$(45,077)	$(36,646)	$(88,824)	$(170,547)
Segment assets at December 31, 2008	$23,568	$1,329,090	$108	$1,352,766

For year ending December 31, 2007
Revenues	$182,461	$2,179,811	$1,657	$2,363,929
Cost of revenues	37,675	1,342,125	-	1,379,800
Selling, general and administrative expenses	98,582	1,124,083	475,624	1,698,289
Net operating loss	$46,204	$(286,397)	$(473,967)	$(714,160)
Additions(dispositions) to segmented assets	$12,920	$(91,052)	$77,166	$(966)
Segment assets at December 31, 2007	$68,645	$1,365,736	$88,932	$1,523,313

The following table reconciles our NOI for reportable segments to loss from operations as reported on our Consolidated Statement of Operations:

	December 31, 2008	December 31, 2007

NET OPERATING LOSS FROM SEGMENTS	$(1,082,083)	$(714,160)

DEPRECIATION AND AMORTIZATION EXPENSE	35,042	48,227
IMPAIRMENT OF GOODWILL	55,787	32,787
OPERATING LOSS	(1,172,912)	(795,174)
OTHER INCOME (EXPENSE):
Interest expense	(212,321)	(205,121)
Interest income	803	127
Gain on extinguishment of debt	-	49,867
Other income	170	131,580
Total other income (expense)	(211,348)	(23,547)
LOSS FROM CONTINUING OPERATIONS	$(1,384,260)	$(818,721)

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

As of December 31, 2008 and 2007 the line of credit balance with stated year-end interest rate was $97,570 and 8.50%, and $99,789 and 11.50%, respectively.

NOTE 5 – MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at December 31, 2008 and 2007, respectively:
	December 31, 2008	December 31, 2007

Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $8,294 including interest at 7.75% per annum with all unpaid principal due November 2010, collateralized by a building	$845,784	$872,734
Note Payable - individual (secured by property), interest due monthly. Interest payable at 7.5%, note due and payable January 2005.	-	55,000

Total mortgage notes payable	845,784	927,734
Less current maturities	36,112	88,427

Long term portion of mortgage notes payable	$809,672	$839,307

Maturities of mortgage notes payable listed above at December 31, 2008, are as follows:

For the years ending December 31,
2009	$36,112
2010	809,672
$845,784

Settlement and Mediated Judgment $150,000 Mortgage Note Payable

During the year ended December 31, 2007 the Company entered into a settlement and mediated judgment with the holder of the $150,000 mortgage note payable. The settlement required payments of $175,000 in cash and the issuance of 1,000,000 shares of the Company’s common stock to the holder. At December 31, 2007 the Company owed $55,000 on the mediated judgment. Pursuant to the settlement agreement the Company was obligated to make the final payment to the holder on or before March 11, 2008 in which it did. The Company has the right to redeem or first right of refusal to repurchase the shares from the holder at any time for 3 years in whole or in part at a price of $0.05 per share.

Refinance of Discover Building and Land

During the year ended December 31, 2007 the Company refinanced its property located in Minneapolis, Minnesota. The prior mortgage note payable was set to mature in February 2008. The Company through another financial institution entered into a new mortgage note payable to refinance its mortgage on the property. The new mortgage note payable matures in November 2010 and is collateralized by the building and land. The new mortgage note payable is personally guaranteed as well by a director of the Company in the event of default.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at December 31, 2008 and 2007, respectively:

	December 31, 2008	December 31, 2007

Convertible Debentures - TCS acquisition, 21 members, principal and interest due and payable November 2006, monthly payments of interest in arrears at 7.5% per annum. Certain payment restrictions apply and the debentures are convertible into common stock of the Company at a price of $0.20 per share	$300,000	$300,000
Note Payable - individual, principal and interest due and payable December 2008, interest at 5.03% per annum and the note is unsecured.	72,767	73,319
Note Payable - individual, principal and interest due and payable December 2008, interest at 16% per annum and the note is unsecured.	7,000	-
Note Payable - individual, principal and interest due and payable December 2008, interest at 8% per annum and the note is unsecured.	5,000	-
Convertible Debentures - 2005 investment by five investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	100,000	100,000
Convertible Debentures - 2006 investment by four investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock.	60,000	60,000
Convertible Debentures - 2007/2008 investment by one investor, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	950,200	50,000

Total notes payable and convertible debentures	1,494,967	583,319
Less current maturities	544,767	473,319

Long term portion of notes payable and convertible debentures	$950,200	$110,000

Maturities of notes payable and convertible debentures listed above at December 31, 2008, are as follows:

For the years ending December 31,
2009	$544,767
2010	50,000
2010	900,200
$1,494,967

Convertible Debentures 2003

As of December 31, 2008 the Company was in default with respect to its $300,000 in convertible debentures (the 2003 Debentures). The 2003 Debentures were due and payable November 30, 2006.  The 2003 Debentures bear interest at a rate of 7.5% per annum payable in arrears by one month. Interest payments may be deferred until maturity, based on a formula provided that the Company is showing a net loss or negative earnings before interest, taxes, depreciation and amortization (EBITDA). The Company has the right to pay principal and accrued interest through common stock of the Company provided that the average closing price of the Company's common stock exceeds $0.20 for ten consecutive trading days prior to the date of payment. The 10 holders of the 2003 Debentures have the option to convert into shares of common stock at anytime subject to 30 days prior notice to the Company. The 2003 Debentures are convertible at $0.20 per common share at any time by the holder.

Note Payable - $400,000

As of December 31, 2006 the Company was in default with respect to its note payable in the amount of $400,000. The Company entered into an agreement to fund working capital requirements from an entity (ies) owned by both a current director and a former director of the Company which required the repayment of the note balance prior to January 1, 2006. The note payable bore interest at 12.0% per annum with a default interest rate of 18.0% which began January 1, 2006. During the year ended December 31, 2007 the Company entered into an agreement with the holders of the note payable to exchange the debt and accrued interest at the non-default rate into equity of the Company. The Company issued 3,307,063 shares of common stock in exchange for $121,733 in accrued interest, and 40,000 shares of conditionally (or non-mandatorily) redeemable convertible cumulative preferred stock in exchange for the note payable of $400,000. The Company recognized gain on extinguishment of debt in the amount of $49,867 for the year ended December 31, 2007.

Convertible Debentures 2005, 2006, 2007, 2008

As of December 31, 2008 the Company had outstanding $1,110,200 in convertible debentures (the Post-2003 Debentures). The Post-2003 Debentures are due and payable three years from the date of the original issuance.  The Post-2003 Debentures bear interest at a rate of 7.0% per annum payable monthly. The 9 holders of the Post-2003 Debentures have the option to convert into shares of common stock upon written notice to the Company. The debentures are convertible into common stock at a price equal to 93% of the average 30 day closing price of the Company’s publicly traded common stock prior to notice of conversion.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space for its subsidiaries in two markets, San Diego and Las Vegas. The Company for its Minnesota operations occupies space in its building located in Minneapolis. The Company’s TCS subsidiary leases its primary office space and Las Vegas office space under operating leases that expires in 2010. The Company’s NA subsidiary leased office space under a month-to-month lease with triple-net requirements.

The Company leases equipment under both capital and operating leases. Future minimum operating and capital lease commitments are as follows:

Capital Lease Obligations		Operating Lease Obligations
2009	$2,450	2009	$61,939
2010	756	2010	37,072
2011	-	2011	-
2012	-	2012	-
Thereafter	-	Thereafter	-
Total capital leases	3,206	Total minimum lease payments	$99,011
Less interest portion	(78)
	$3,128

Rent expense for the years ended December 31, 2008 and 2007 was approximately $119,600 and $171,000, respectively.

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

Future income from rental leases are as follows for the years ending December 31:

Future Lease Income
2009	$17,640
2010	8,820
2011	-
2012	-
Thereafter	-
Total lease income	$26,460

Executive Employment Agreements

The Company has an executive employment agreement with its chief executive officer which provides for cash compensation of $100,000 per annum as well as equity compensation of $75,000 per annum. As of December 31, 2008 the Company has included in accrued expense approximately $710,000 in compensation due to its executive officer. As part of the Company’s agreement with the executive officer the Company will issue shares of common stock based on a pre-determined formula for the past due compensation and enter into a new employment agreement with the executive officer. As part of the Company’s efforts to conserve cash and control expenditures during its cost-cutting plan the executive officer had deferred payment of his compensation during the past five years. The Company’s compensation committee will determine the formula and exact amount of compensation due as well as any performance bonuses that the executive officer may have earned.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at December 31, 2008, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

NOTE 8 - PROPERTY AND EQUIPMENT

The Company's property and equipment by significant category consist of the following at December 31, 2008 and 2007, respectively:

	December 31, 2008	December 31, 2007
Furniture and equipment	$162,424	$168,911
Building and improvements	468,716	468,716
Land	100,000	100,000
Total property and equipment	731,140	737,627
Less accumulated depreciation	(251,917)	(240,143)

	$479,223	$497,484

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

Options

In 2000 the Company's Board of Directors approved a stock option plan (the Option Plan) for its officers, directors, employees and key consultants. Options granted under the plan may or may not qualify as incentive stock options under the Internal Revenue Service Code. The term of the plan is for ten years, and allows the administrator to designate whether the options granted are qualified or non-qualified. Generally, option price will determine the designation as to whether the options are qualified or non-qualified. The Company utilizes the intrinsic method of measuring compensation for options granted. The Option Plan provides that if the recipient ceases to be employed or provide services to the Company, the options held by the recipient must be exercised within 30 to 90 days depending on the administrator’s designation. No compensation expense has been reflected in the financial statements for the granting of options made under the Option Plan as the exercise price was above market for all grants. The Company for the years ended December 31, 2008 and 2007 did not grant any additional options. The Company recognized no forfeitures during the years ended December 31, 2008 or 2007.

The following table sets forth options outstanding as of December 31, 2008, their original date of grant, exercise price, vested amounts, and expiry:

	Original	Options			Options			Option
Date	Grant	Outstanding at	2008	2008	Outstanding at	Options	Option	Expiration
Granted	Amount	12/31/2007	Granted	Forfeited	12/31/2008	Vested	Price	Date

July-00	750,000	750,000	-	-	750,000	750,000	$0.50	July-10
February-01	750,000	750,000	-	-	750,000	750,000	$0.50	February-11
June-03	2,250,000	2,250,000	-	-	2,250,000	2,250,000	$0.20	June-13
February-04	150,000	150,000			150,000	150,000	$0.05	February-14
Totals		3,900,000	-	-	3,900,000	3,900,000

The following table reflects the grant, exercise of, forfeiture and weighted average price of options for each of the years ended December 31, 2008 and 2007, respectively:

	Options			Options		Weighted
For Year Ending	Outstanding at			Outstanding at	Options	Average
	BOY	Granted	Forfeited	EOY	Vested	Price
December 31, 2007	3,900,000	-	-	3,900,000	3,900,000	$0.310
December 31, 2008	3,900,000	-	-	3,900,000	3,900,000	$0.310
		-	-

Warrants

The Company as of December 31, 2008 had no warrants outstanding. The warrants are exercisable at $0.20 per share and terminated on December 19, 2008. The warrants were issued in connection with the TCS acquisition in 2003 along with the 2003 Convertible Debentures. These warrants had a term of five years from the date of issue.

The following table reflects the issuance, exercise of, and forfeiture of warrants for the years ended December 31, 2008 and 2007, respectively:

	Warrants				Warrants
For the year ending	Outstanding at				Outstanding at
	BOY	Issued	Exercised	Forfeited	EOY
31-Dec-07	1,309,321	-	-	-	1,309,321
31-Dec-08	1,309,321	-	-	(1,309,321)	-
		-	-	-

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

During the year ended December 31, 2008, the Company entered into several short-term arrangements with a current director of the Company for working capital funds. As of December 31, 2008 these short-term arrangements amounted to $950,200 (which includes $50,000 as of December 31, 2007). Prior to year end, the Company entered into 32 convertible debentures with a current director of the Company memorializing these short-term arrangements in agreement. Total related party convertible debentures entered into during 2008 were $950,200. The convertible debentures are due and payable 36 months from the date entered into, requiring monthly payments of interest of 7.0% per annum in arrears. The convertible debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average closing price of the Company’s common stock. In addition the Company recorded approximately $36,000 in accrued interest due on these convertible debentures that was included in the accounts payable balance at year-end.

During the year ended December 31, 2008, the Company entered into two notes payable with an officer of the Company and an employee. These note payables bear interest at 16% and 8%, respectively. As of December 31, 2008 the Company recorded reimbursable business expenses due to this officer in the amount of $10,022 that was included in the accounts payable balance at year-end.

NOTE 11 - INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax benefits shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company adopted this provision beginning January 1, 2007. Net impact due to the adoption of FIN 48 was no decrease to the accumulated deficit.

Prior to their acquisitions, Discover Mortgage was taxed as a Sub S Corporation, and TCS Mortgage, Inc. was party to a tax sharing agreement with its former parent. The Company pays minimum franchise taxes of $800 per year for each California corporate entity that does business as part of the consolidated entity.

During 2008 the State of California enacted legislation which limits the use of operating loss and tax credit carryforwards to offset income for years 2008 and 2009.

At December 31, 2008, the Company had $8.3 million and $4.8 million of federal and state net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states’ NOL’s. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.  The Company has not performed a study to determine if this type of change of ownership has occurred.

The provision for income taxes consisted of the following:

	December 31, 2008	December 31, 2007
Current expense:
Federal taxes	$-	$-
State taxes	1,600	1,600
	$1,600	$1,600

Deferred expense (benefit)
Federal	$-	$-
State	-	-
	-	-
	-	-
	$1,600	$1,600

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

(percentages as shown)	December 31, 2008	December 31, 2007
U.S. federal statutory rate	(34.00)	(34.00)
State income tax, net of federal tax benefit	(6.00)	(6.00)
Permanent differences	1.00	1.00
(Increase) decrease in deferred tax asset valuation allowance	39.00	39.00
Effective tax rate	0.00	0.00

Temporary differences that give rise to a significant portion of the deferred tax asset are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$3,067,000	$3,001,000
Provision for income taxes	1,600	1,600
Accrued payroll costs and vacation	337,000	95,000
Total gross deferred tax asset	3,405,.600	3,097,600
Valuation allowance	(3,405,600)	(3,097,600)
	$-	$-

A valuation allowance equal to the net deferred tax asset has been recorded as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

During the years ended December 31, 2008 and 2007, the valuation allowance increased by approximately $308,000 and $333,000, respectively.

NOTE 12 – STOCK ISSUANCES/CANCELLATION

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

During the year ended December 31, 2008 we cancelled a total of 1,724,138 shares of common stock. Non-performance of certain services by an outside professional warranted this cancellation. The Company valued the original share issuance at a price of $0.058 per share which was determined to be fair market value at that time.

During the year ended December 31, 2008 we issued a total of 1,000,000 shares of common stock as payment for services under an investment banking agreement to a corporate entity. The Company valued the shares at a price of $0.045 per share which was determined to be fair market value.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2008), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes to our internal controls. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

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

Respective name, age, position, term of office for each executive officer and director of the Company, for the period covered by this report, is as follows:

Name	Age	Position(s) Held	Appointment Date	Resignation Date
James Kylstad	56	Chairman of the Board, Chief Executive Officer	March 2001
Daryl Dinkla	63	Director	April 2005
Bruce Clausen	45	Director	May 2002
Kenneth Yonika	44	Chief Financial Officer	November 2007

JAMES KYLSTAD. From February 2001 through to date Mr. Kylstad has served as a member of the Board of Directors as well as the Company’s Chief Executive Officer. From April 2005 through to date Mr. Kylstad has served as Chairman of the Board of Directors. >From March 2003 through November 2007 Mr. Kylstad served as Chief Financial Officer of the Company. Mr. Kylstad serves as a member of the Company’s Compensation Committee. Mr. Kylstad, from 1994 to 2001, held the roles of Chairman and Chief Executive Officer of American Home Capital Corporation, the successor to TCS Enterprises, a publicly held company. Mr. Kylstad has been a licensed California real estate broker for more than 25 years and has served on numerous industry boards and committees.

DARYL DINKLA. From April 2005 through to date Mr. Dinkla has served as a member of the Board of Directors. Mr. Dinkla chairs both the Company’s Compensation Committee and Audit Committee. Mr. Dinkla previously served as a member of the Chicago Mercantile Exchange. Mr. Dinkla has been active in the futures and options industry since 1971.

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

Board Membership and Director Independence

Mr. Daryl Dinkla is the Company’s only “independent” director, using the definition of “independence” set forth in the NASDAQ Marketplace Rules, which are not currently applicable to the Company. Mssrs. James Kylstad and Bruce Clausen are not “independent,” as defined in the NASDAQ Marketplace Rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission, and other information known to the Company, during and with respect to the fiscal year ended December 31, 2008, we believe that all directors, officers and beneficial owners of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company has not yet adopted a code of ethics because its activities to date have been focused on capital raising, cost-cutting efforts and the improvement of its business operations.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

In this section, we discuss the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We provide qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our executive officers to give perspective to the data we present in the compensation tables, as well as the narratives that follow the tables. The following Compensation Discussion and Analysis describes the material elements of compensation for the named executive officers identified in the Summary Compensation Table below. Our chief executive officer, Mr. Kylstad, reviewed the base salary, annual bonus and long-term compensation levels for the other named executive officers.

For fiscal year 2008 the Compensation Committee was comprised of one outside director, Mr. Dinkla. Mr. Kylstad serves on the Compensation Committee and is not considered an outside director.

Compensation Philosophy

We reward our named executive officers (identified in our 2008 Summary Compensation Table below) for their efforts in helping us achieve improved results and for helping us to take important steps to meet our long-term strategic goals.

Our executive compensation mix includes a base salary, annual incentive bonus awards and long-term compensation in the form of stock options. To further this philosophy, we have designed our executive compensation program to achieve the following objectives:

●	Attract, motivate and retain key executive talent;
●	Provide appropriate incentives that motivate our named executive officers to help us achieve improved financial and operational performance; and
●	Continue to align our named executive officers' compensation interests with our goal of improving long-term shareholder value.

During the past several years we have been engaged in a cost-cutting program to significantly reduce expenses and move toward profitability. Because of this, coupled with operational and management changes, as well as the limited use of the Compensation Committee, the Company does not have a uniform compensation plan for its executive officers.

During fiscal year 2008 the Compensation Committee with input from our chief executive officer developed a preliminary 2009 compensation package for our chief executive officer as well as other future executive officers considering competitive market data on salaries, target annual bonus incentives and long-term incentives, as well as the executive responsibility, experience and overall performance. The Compensation Committee did not give any specific weighting to any of these factors, and did not adopt any formal plan or policies for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among other forms of different compensation. This is due in part to the change in our management team, cost-cutting efforts noted above and the need to tailor each executive's compensation package to attract and retain that executive. Our Compensation Committee has not identified a set of peer companies against which to benchmark executive compensation.

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

The Compensation Committee upon the completion of this report will review the recommendations of the chief executive officer for base salaries for fiscal year 2010. The chief executive officer will propose base salary amounts for officers of the Company based on his evaluation of individual performance, expected future contributions and prevailing compensation in the spatial information management industry for individuals with comparable responsibilities and experience.

Annual Incentive Compensation. While we do not have a formal bonus plan per se, annual and incentive bonuses, if any, for our Named Executive Officers are granted at the discretion of the Compensation Committee and may be delineated under the individual employment agreements. During fiscal year 2008 the Compensation Committee, had not authorized any incentive compensation for the named executive officers.

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

2008 EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to the Company in all capacities by our principal executive officer, our former chief operating officer, and two other most highly compensated employees of our operating subsidiary who were employed at December 31, 2008 (collectively, the “Named Executive Officers”):

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2008 and 2007, respectively, concerning the compensation of the Chief Executive Officer and Chief Financial Officer of the Company and each of the four other most highly compensated executive officers as of December 31, 2008, whose total salary and bonus for the year ended December 31, 2008, exceeded $100,000 for services rendered in all capacities to the Company. The Company has excluded information for columns G and H as that information is not relative to the summary compensation disclosure requirements.

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)

James Kylstad (1) Chairman and CEO	2008	100,000	-	75,000	-	-	175,000
	2007	100,000	-	75,000	-	-	175,000

Kenneth Yonika CFO (2)	2008	-	-	155,125	-	93,050	248,175
	2007	-	-	29,500	-	17,700	47,200

Bruce Clausen VP and Director (3)	2008	-	-	-	-	16,569	16,569
	2007	-	-	-	-	32,140	32,140
_______________
(1)
Mr. Kylstad provides his services under an employment agreement that provides for a base compensation in the amount of $175,000 per annum to be paid in $100,000 in cash and $75,000 in common stock. The Company believes that prior to December 31, 2009 all outstanding obligations due on Mr. Kylstad’s past services will have been paid in full in some fashion. Mr. Kylstad as disclosed elsewhere in this annual report has deferred payment of his compensation since early 2003.

(2)
Mr. Yonika provides his services under a consulting agreement as the Company’s Chief Financial Officer. The consulting agreement provides for monthly billings based upon the hours provided by Mr. Yonika. The consulting agreement is payable in cash and equity. Mr. Yonika has deferred payment of cash and equity compensation through owing as of December 31, 2008 in the amounts of $34,500 and $184,625, respectively.

(3)
Mr. Clausen was employed under an employment agreement that provides for a base compensation in the amount of $90,000 per annum prior to the year ending December 31, 2007. During 2007 Mr. Clausen converted his employment agreement to a commission based structure based on performance and production.

(4)
Represents the dollar amount recognized for financial statement purposes with respect to fiscal 2007 or 2008, as applicable, for the fair value of stock options granted in prior fiscal years, in accordance with SFAS 123(R).

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended December 31, 2008 and 2007, respectively.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2008 and 2007, respectively.

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to our named executive officers as of December 31, 2008.

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

(1)
No named executive officer had outstanding stock or option awards for the years ended December 31, 2008 that would be considered compensatory to the officer. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

2008 Option Exercises and Stock Vested

There were no options exercised during fiscal year 2008.

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

During the past several years we have been engaged in a cost-cutting program to significantly reduce expenses and move toward profitability. Because of this, coupled with operational and management changes, Mr. Kylstad has graciously deferred his compensation until such time as the cost-cutting efforts are complete and the Company has regained its compliant status with the SEC. As of the date of this report Mr. Kylstad is owed past due compensation totaling $753,700. Of that amount $318,750 is due under the equity portion of his employment agreement and payable in common stock of the Company, with the remainder, $434,950, due and payable under the cash portion of his employment agreement. Mr. Kylstad has informed the Compensation Committee that he would like to resolve the outstanding balance of his past due employment by or before the next annual shareholders meeting as well as enter into a new employment agreement with the Company.

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

The following table sets forth a summary of the compensation we paid to our non-employee directors in fiscal year 2008:

	Fees Earned		All Other
Name	or Paid in Cash	Option Awards	Compensation	Total
	($)	($)	($)	($)
Daryl Dinkla	--	--	--	--

The Company has not compensated its outside directors for their services either as a member of the Board of Directors or as a member of its committee’s for the years ended December 31, 2004 through December 31, 2008.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth-certain information (as of March 31, 2009) with respect to ownership of the outstanding voting stock of the Company by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the Voting Stock of the Company, (ii) each director of the Company who held office during the calendar year ending December 31, 2008 (as well as the preceding 3 years for the purposes of this report) as well each director who currently holds office, (iii) the Company's Chief Executive Officer and each of the Company's other executive officers who earned more than $100,000 during the calendar year ending December 31, 2008; and (iv) all executive officers and directors of the Company as a group.

NATURE OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP (1)	PERCENT OF OUTSTANDING SHARES

Jim Kylstad (2)	14,959,684	12.65%
Daryl Dinkla (3)	62,011,447	47.77%
Bruce Clausen (4)	5,929,190	5.47%
Kenneth Yonika (5)	4,712,695	4.18%

All executive officers and directors as a group (4 persons)	87,613,016	60.66%

_______________
(1)
Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. “Beneficial Ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options, which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 14d-3 of the Securities Exchange Act of 1934, as amended (the “Act”). The percentages are based upon 108,268,022 shares of voting stock outstanding, except for certain parties who hold exercisable options, warrants, convertible debentures and obligations under agreement to issue shares as compensation. The Company has approximately 36,153,564 common stock equivalents that are to be exercised,  issued or otherwise distributed within the next sixty days of the date hereof.

(2)
Jim Kylstad currently serves as our Chief Executive Officer and Chairman of the Board and owns 5,011,538 shares of common stock. For purposes of this table beneficial ownership includes common shares exercisable under option grants, warrant grants, conversion of debentures as well as employment obligations requiring the issuance of common stock of the Company. Pursuant to an employment agreement by and between Mr. Kylstad and the Company approximately 7,226,629 shares of common stock would be required to be issued.  Mr. Kylstad pursuant to his employment agreement for each calendar year he works is to receive $75,000 in restricted shares of common stock in addition to his cash compensation. The approximate number of shares has been determined using the variable weighted average price (“VWAP”) from the preceding 20 days trading of the Company’s common stock prior to authorization, which for these purposes is the date hereof. The shares, when issued, shall be restricted pursuant to Rule 144. Mr. Kylstad holds 1,750,000 options with exercise prices ranging from $0.20 per share to $0.50 per share. The stock options are 100% vested and expire July 2010 through June 2013. Mr. Kylstad holds a convertible debenture with the Company in the amount of $102,803 that was due and payable on December 19, 2006. The convertible debenture is convertible into common stock of the Company at a conversion rate of $0.20 per share; the number of shares issued upon conversion approximates 514,016. Mr. Kylstad holds warrants exercisable into 457,501 share of common stock at an exercise price of $0.20 per share. These warrants expire on December 19, 2009.

(3)
Daryl Dinkla currently serves as a member of the Board of Directors and chairs several of its committees. Mr. Dinkla owns 40,468,725 shares of common stock. Mr. Dinkla pursuant to several convertible debentures with the Company during the year ended December 31, 2007 exercised the conversion feature of these debentures totaling $1,600,000 along with accrued interest into 32,355,725 shares of common stock. Mr. Dinkla holds a convertible debenture with the Company totaling $950,200 that is due and payable during 2010. The convertible debenture is convertible into common stock of the Company. The number of shares issued upon conversion for purposes of this table approximates 21,542,722. The approximate number of shares has been determined using the VWAP from the preceding 20 days trading of the Company’s common stock from the date hereof. The conversion pursuant to the convertible debenture terms is 93% of the Company’s VWAP.

(4)
Bruce Clausen currently serves as a member of the Board of Directors as well as an officer of one of the Company’s subsidiaries. Mr. Clausen owns 5,829,190 shares of common stock. Mr. Clausen holds 100,000 options with an exercise price of $0.20 per share. The stock options are 100% vested and expire May 2013.

(5)
Kenneth Yonika currently serves as Chief Financial Officer and Treasurer. Mr. Yonika owns 150,000 shares of common stock through a business entity that he controls with a family member. Mr. Yonika performs his professional services through a business entity that is engaged by the Company as an outside consultant. Pursuant to the consulting agreement entered into August 2007 Mr. Yonika’s business entity is to receive shares of common stock as partial payment for the services performed. Based on the amounts due under the consulting agreement as of this date the Company would be required to issue 4,562,695 shares of common stock. The approximate number of shares has been determined using the VWAP from the preceding 20 days trading of the Company’s common stock prior to authorization, which for these purposes is the date hereof. The shares, when issued, shall be restricted pursuant to Rule 144.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

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

During the year ended December 31, 2008, the Company entered into several short-term arrangements with a current director of the Company for working capital funds. As of December 31, 2008 these short-term arrangements amounted to $950,200 (which includes $50,000 as of December 31, 2007). Prior to year end, the Company entered into 32 convertible debentures with a current director of the Company memorializing these short-term arrangements in agreement. Total related party convertible debentures entered into during 2008 were $950,200. The convertible debentures are due and payable 36 months from the date entered into, requiring monthly payments of interest of 7.0% per annum in arrears. The convertible debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average closing price of the Company’s common stock. In addition the Company recorded approximately $36,000 in accrued interest due on these convertible debentures.

During the year ended December 31, 2008, the Company entered into two notes payable with an officer of the Company and an employee. These note payables bear interest at 16% and 8%, respectively. As of December 31, 2008 the Company recorded reimbursable business expenses due to this officer in the amount of $10,022.

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

During fiscal year 2008, the Board of Directors held two meetings. The Audit Committee met to discuss the year end audited financial statements and this report, prior to the filing of this report on Form 10-K. The Compensation Committee for fiscal year 2008 did not meet. Each of our current directors attended at least 90% of the aggregate total of meetings of the Board of Directors and committees on which he served. All meetings were attended by a quorum of the directors and all measures were reviewed in detail by each member of the Board of Directors.

ITEM 14. Principal Accounting Fees and Services

In connection with the audit of the 2008 financial statements, the Company entered into an engagement agreement with PKF Certified Public Accountants, A Professional Corporation (PKF) which set forth the terms by which PKF has performed audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table sets forth the aggregate fees agreed to by the Company for the annual and statutory audits for the fiscal years ended December 31, 2008 and 2007, and all other fees paid by the Company during 2008 and 2007 to its principal accounting firm, PKF:

	For the Years Ended December 31,
	2008	2007
Audit fees (1)	$103,284	$23,640
Audit-related fees	-	-
Tax fees (2)	18,640	45,759
All other fees	-	-

Total	$121,924	$69,399

(1)
Audit fees for the year ended December 31, 2007, were primarily for the company’s subsidiary TCS statutory audits. The Company re-established its audit services for the holding company WHY USA Financial Group, Inc. in early 2008, completing the four years of audits that the Company was non-compliant with the SEC.

(2)	Tax fees for the year ended December 31, 2007 was incurred to bring the Company’s consolidated tax returns current and timely filed.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of WHY USA Financial Group, Inc. are included in Item 8.

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts Financial statements and schedules are omitted for reason that they are not applicable, are not required, or the information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3.	List of exhibits filed with this Annual Report on Form 10-K: For a list of exhibits filed with this Form 10-K, refer to the exhibit index beginning on page 67.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHY USA Financial Group, Inc.

Date: March 31, 2009	By:	/s/ James B. Kylstad
James B. Kylstad
Chairman and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JAMES B. KYLSTAD	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009
James B. Kylstad

/s/ KENNETH J. YONIKA	Chief Financial Officer (Principal Financial Officer)	March 31, 2009
Kenneth J. Yonika

/s/ DARYL B. DINKLA	Director	March 31, 2009
Daryl B. Dinkla

/s/ BRUCE CLAUSEN	Director	March 31, 2009
Bruce Clausen

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Reorganization between the Black Butte Petroleum, Inc. and Triam Ltd., dated March 23, 1983 (1)
2.2	Acquisition Agreement between Triam Ltd. and Northwest Financial Ltd., dated December 16, 1999 (1)
2.3	Acquisition Agreement Addendum, dated December 20, 1999 (1)
2.4	Stock Purchase Agreement dated September 24, 1999 between Northwest Financial Group, Inc., WHY USA NA, and its selling shareholders (1)
2.5	Addendum to Stock Purchase Agreement, dated December 30, 1999 including Assignment to Donald Riesterer (1)
2.6	Share Exchange Agreement – Cashline transaction, dated February 8, 2001 (3)
2.7	Business Combination Agreement to acquire Discover Mortgage Corp. effective January 1, 2002 (2)
3.1.1	Articles of Triam Ltd., dated January 6, 1983 (1)
3.1.2	Amendment to Articles of Incorporation, March 4, 1983 (1)
3.1.3	Amendment to Articles of Incorporation, filed March 29, 1983 (1)
3.1.4	Articles of Merger, filed on November 9, 1999 (1)
3.1.5	Amendment to Articles of Incorporation, Jan. 10, 2000 (1)
3.2	Bylaws (1)
10.2	Stock Option Plan (2)
10.3	Sample Option Agreement (4)
10.4	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Cashline (4)
10.5	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Alliance West (4)
10.6	Franchise Purchase Agreement, dated March 31, 2001 (4)

(1) Filed with the Company's initial Filing on Form 10-SB on May 10, 2000.

(2) Filed with the Company's Form 10-SB/A No. 1 on August 28, 2000.

(3) Filed with the Company's Report on 8-K dated February 21, 2002.

(4) Filed with the Company's Annual Report on 10-K on April 16, 2001.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer