Form 10-Q
period 2009-03-31
WHY USA FINANCIAL GROUP INC
filed 2009-05-15
CIK 1113450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________ .

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

Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at May 13, 2009
Common Stock, $.001 par value	108,866,522

WHY USA FINANCIAL GROUP, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signature	25

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I.    Financial Information

ITEM 1.	Financial Statements

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Balance Sheets as of

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,323	$52,921
Accounts receivables, net of allowance for doubtful accounts	23,541	18,771
Prepaid assets and other assets	12,917	22,823
Total current assets	65,781	94,515

PROPERTY AND EQUIPMENT—Net	468,838	479,223
GOODWILL	729,028	729,028
RESTRICTED CASH	50,000	50,000
TOTAL	$1,313,647	$1,352,766

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Warehouse and bank lines	$98,117	$97,570
Current portion of obligation under capital leases	2,392	2,392
Current portion of notes payable and convertible debentures	657,262	544,767
Current portion of mortgage notes payable	36,816	36,112
Bank overdraft	-	2,066
Accounts payable	569,945	499,649
Accrued expense and other liabilities	1,047,975	975,890

Total current liabilities	2,412,507	2,158,446

MORTGAGE NOTES PAYABLE	799,548	809,672
NOTES PAYABLE AND CONVERTIBLE DEBENTURES	950,200	950,200
OBLIGATIONS UNDER CAPITAL LEASES	184	736

Total Liabilities	4,162,439	3,919,054

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 250,000,000 shares authorized;
108,866,522 and 108,268,022 shares issued and outstanding for 2009 and 2008, respectively	108,867	108,269
Additional paid in capital	10,036,499	10,005,408
Preferred Stock, $.01 par value, 50,000,000 shares authorized; 40,000 shares issued and outstanding for 2009 and 2008, respectively	400	400
Accumulated deficit	(12,994,558)	(12,680,365)
Total stockholders’ equity (deficit)	(2,848,792)	(2,566,288)

TOTAL	$1,313,647	$1,352,766

See accompanying notes to condensed consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statements of Operations for the Three Months Ended
(Unaudited)

	March 31, 2009	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)	(unaudited)

NET REVENUES	$239,643	$367,846	$701,595

COST OF REVENUES, excluding depreciation and amortization expense	135,666	203,828	443,523

Gross margin	103,977	164,018	258,072

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	349,435	445,965	432,683

LOSS ON DISPOSAL OF FIXED ASSETS	1,873	-	-

DEPRECIATION AND AMORTIZATION EXPENSE	8,512	10,899	12,190

OPERATING INCOME (LOSS)	(255,843)	(292,846)	(186,801)

OTHER (EXPENSE) INCOME:
Interest expense	(56,750)	(37,117)	(46,857)
Interest income	-	19	3
Other income	-	9,774	105,757

Total other (expense) income	(56,750)	(27,324)	58,903

LOSS BEFORE TAXES	(312,593)	(320,170)	(127,898)

Income tax expense	(1,600)	(1,600)	(1,600)

NET LOSS	$(314,193)	$(321,770)	$(129,498)

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES USED :
Basic and Diluted	108,766,772	108,992,160	92,319,434

See accompanying notes to condensed consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows for the Three Months Ended
(Unaudited)

	March 31, 2009	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(314,193)	$(321,770)	$(129,498)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,512	10,899	12,190
Provision for (benefit from) doubtful accounts	13,600	36,707	(11,577)
Loss on disposal of fixed assets	1,873	-	-
Effect of changes in operating assets and liabilities:
Trade receivables	(18,371)	(24,469)	26,854
Prepaid expenses and other current assets	9,906	17,930	1,266
Accounts payable	76,986	39,699	9,991
Accrued expenses	72,085	52,189	50,696
Other	-	18,418	11,579

Net cash used in operating activities	(149,602)	(170,397)	(28,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(4,001)

Net cash used in investing activities	-	-	(4,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/(repayments) on revolving credit facility	547	(406)	202
Repayments of mortgages payable	(9,420)	(63,013)	(3,579)
Proceeds from notes payable and convertible debentures	137,495	175,000	162,500
Bank overdraft	(2,066)	16,441	-
Repayment of obligations under capital leases	(552)	(1,538)	(1,574)

Net cash provided by financing activities	126,004	126,484	157,549

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,598)	(43,913)	125,049

CASH AND CASH EQUIVALENTS—Beginning of period	52,921	46,176	14,267

CASH AND CASH EQUIVALENTS—End of period	$29,323	$2,263	$139,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$-	$1,600	$-
Cash paid for interest	$22,192	$13,706	$24,505

Common stock issued pursuant to conversion of debentures, principal and interest	$31,689	$-	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009.

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

The Company through its subsidiary TCS, is currently a mortgage broker only and prior to year ending December 31, 2006, TCS was a mortgage banker with its own line of credit; the Company through Realty is a full service realtor operating in the Southern California market; the Company through Discover provides mortgage broker services in the state of Minnesota; and the Company through its subsidiary NA provides franchised real estate operations to franchisees located in 14 states, these services center around the WHY USA –“America’s Real Estate Alternative”® - $990 program.

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

Cash Equivalents and Concentration of Risk

The Company maintains checking, money market and savings accounts at financial institutions located in California and Minnesota. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 (FDIC temporary increase through December 31, 2009). As of March 31, 2009 the Company did not have any uninsured cash balances. The Company has not experienced losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

As of March 31, 2009 and December 31, 2008, the Company held $50,000 in restricted cash classified as a non-current asset held to maturity. The restricted cash secures a letter of credit held with a financial institution. The certificate of deposit matures on May 5, 2012 and is held with an FDIC insured financial institution.

Instruments and Fair Value Measurement

The Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard partially in 2008 for financial assets and liabilities measured at fair value on a recurring basis due to the deferral period provided by FSP 157-2, Effective Date of SFAS 157. Subsequently, the Company adopted the standard for non-financial assets and liabilities measured at fair value on a nonrecurring basis in the current year. The framework requires for the valuation of assets and liabilities subject to fair value measurements using a three tiered approach.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the financial instruments measured at fair value on a recurring basis on the consolidated financial statements of the Company subject to SFAS 157 and the valuation approach applied to each class of the financial instruments:

		Fair Value Measurements at Reporting Date Using (unaudited)
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
	March 31,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$50,000	$50,000	$-	$-
Assets-derivative	-	-	-	-

Total assets	$50,000	$50,000	$-	$-

Liabilities-derivative	$-	$-	$-	$-

Total liabilities	$-	$-	$-	$-

At March 31, 2009, the carrying value of the financial instruments measured and classified within Level 1 are based on quoted prices and marked to market. As of March 31, 2009 there are no unrealized gains or losses required to be recorded as related to these investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2009.

Accounts and Notes Receivable, Allowances and Fair Market Value

In accordance with Financial Accounting Standard No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company has an allowance for doubtful accounts of $75,270 at March 31, 2009. Bad debts totaled $13,600 and $36,707 for the three month periods ended March 31, 2009 and 2008, respectively.

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

No material changes have occurred since year end requiring additional disclosure on an interim basis. Please refer to our annual report filed on Form 10-K with the SEC, March 31, 2009 for further information relative to our segments.

Financial Instruments

The carrying amounts of financial instruments such as cash, accounts receivable, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, bank lines, mortgage notes payable, promissory notes and debentures payable and capital leases approximate the related fair values due to the short-term maturities of these instruments.

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

Goodwill is attributable to the acquisition of Discover. The Company, in connection with the acquisition of Discover, recorded goodwill of $1,016,570. The Company did not record any impairment losses for the three month periods ended March 31, 2009 and 2008, respectively, to reflect goodwill impairment on the acquisition of Discover.

As of March 31, 2009, goodwill associated with the Discover acquisition is recorded at $729,028.

Accrued Expense and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
Accrued compensation - officer	$753,750	$710,000
Accrued compensation - other - and taxes	91,063	93,269
Accrued interest	203,162	172,621
	$1,047,975	$975,890

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

Effective January 1, 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48). FIN48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a return. The adoption of this interpretation did not have a material impact on our financial statements.

Earnings per Share

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) by the weighted average number of common shares outstanding during the reported periods. Diluted income (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised.

Diluted income (loss) per share reflects the potential dilution that could occur from the following items:

●	Convertible debentures where the effect of those securities are dilutive;

●	Dilutive stock options; and

●	Dilutive common stock warrants.

As the Company has incurred losses, it has excluded shares related to convertible debentures, stock options or warrants from its calculation of diluted net loss per share, as the effect of their inclusion would be anti-dilutive.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the offering of its varied services, or to enter into any or a sufficient number of joint ventures. The Company’s revenue to date has been steadily decreasing, even with the acquisition of TCS in 2003. There is no assurance that the Company can successfully rebuild its revenue base in 2009 and into 2010 to the scale that it will need to provide positive cash flow from operations. The Company’s service offerings along with the new FHA qualifying loan limits seem to be receiving market acceptance as the Company’s anticipated or projected revenue projects seem to be increasing after hitting bottom during the 4th quarter of 2008, measured by its “pipeline” tool. There is no assurance that the Company can improve upon its service offerings and projected revenue to reach positive cash flow let alone breakeven.

Since inception through March 31, 2009, the Company had an accumulated deficit of $12,994,558. Management of the Company believes that recent funding from the use of convertible debentures and the issuance of common stock in satisfaction of certain debt obligations will allow us to continue operations and execute our business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through March 31, 2010. Management believes sufficient funding can be secured through the use of its convertible debentures, as well as offerings of preferred and common stock through private placements to institutional and other finance sources. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated expansion and business plan.

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

	Real Estate	Mortgage
	Franchise	Brokerage	Other	Total
For three month period ending March 31, 2009 (unaudited)
Revenues	$27,571	$212,072	$-	$239,643
Cost of revenues	-	135,666	-	135,666
General and administrative expenses	39,140	201,058	109,237	349,435
Net operating loss	$(11,569)	$(124,652)	$(109,237)	$(245,458)

Additions(dispositions) to segmented assets	$(3,563)	$(35,592)	$36	$(39,119)

Segment assets at March 31, 2009	$20,005	$1,293,498	$144	$1,313,647

For three month period ending March 31, 2008 (unaudited)
Revenues	$37,428	$330,418	$-	$367,846
Cost of revenues	14,698	189,130	-	203,828
General and administrative expenses	60,929	257,305	127,731	445,965
Net operating loss	$(38,199)	$(116,017)	$(127,731)	$(281,947)

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our condensed consolidated statement of operations:

	March 31, 2009 (unaudited)	March 31, 2008 (unaudited)
NET OPERATING LOSS FROM SEGMENTS	$(245,458)	$(281,947)
LOSS ON DISPOSAL OF FIXED ASSETS	1,873	-
DEPRECIATION AND AMORTIZATION EXPENSE	8,512	10,899
OPERATING LOSS	(255,843)	(292,846)
Interest expense	(56,750)	(37,117)
Interest income	-	19
Other income	-	9,774
LOSS BEFORE TAXES	$(312,593)	$(320,170)

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

NOTE 4 – MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at March 31, 2009 and December 31, 2008, respectively:
	March 31, 2009 (unaudited)	December 31, 2008 (audited)
Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $8,294 including interest at 7.75% per annum with all unpaid principal due May 2010, collateralized by a building	$836,364	$845,784
Less current maturities	36,816	36,112
Long term portion of mortgage notes payable	$799,548	$809,672

Refinance of Discover Building and Land

During the year ended December 31, 2008 the Company refinanced its property located in Minneapolis, Minnesota. The prior mortgage note payable was set to mature in February 2009. The Company through another financial institution entered into a new mortgage note payable to refinance its mortgage. The new mortgage note matures in May 2010 and is collateralized by the building and land. The new mortgage note is personally guaranteed as well by a director of the Company in the event of default.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at March 31, 2009 and December 31, 2008, respectively:
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Convertible Debentures - TCS acquisition, 21 members, principal and interest due and payable November 2006, monthly payments of interest in arrears at 7.5% per annum. Certain payment restrictions apply and the debentures are convertible into common stock of the Company at a price of $0.20 per share	$300,000	$300,000

Note Payable - individual, principal and interest due and payable December 2008, interest at 5.03% per annum and the note is unsecured.	72,767	72,767

Note Payable - individual, principal and interest due and payable December 2008, interest at 16% per annum and the note is unsecured.	7,000	7,000

Note Payable - individual, principal and interest due and payable December 2008, interest at 8% per annum and the note is unsecured.	5,000	5,000

Note Payable - related party (individual) principal and interest due and payable December 2009, interest at 8% per annum and the note is unsecured.	37,495	-

Note Payable - individual principal and interest due and payable April 2009, interest at 10% per annum and the note is unsecured. The note is convertible into the Company’s convertible debenture instrument yielding 7% interest and terms. Note contains a feature to extend for a ½ point	100,000	-

Convertible Debentures - 2005 investment by five investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	75,000	100,000

Convertible Debentures - 2006 investment by four investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock.	60,000	60,000

Convertible Debentures - 2007/2008 investment by one investor, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	950,200	950,200

Total notes payable and convertible debentures	1,607,462	1,494,967

Less current maturities	657,262	544,767

Long term portion of notes payable and convertible debentures	$950,200	$950,200

Convertible Debentures 2003

As of March 31, 2009 the Company was in default with respect to its $300,000 in convertible debentures (the 2003 Debentures). The 2003 Debentures were due and payable May 30, 2007.  The 2003 Debentures bear interest at a rate of 7.5% per annum payable in arrears by one month. Interest payments may be deferred until maturity, based on a formula provided that the Company is showing a net loss or negative earnings before interest, taxes, depreciation and amortization (EBITDA). The Company has the right to pay principal and accrued interest through common stock of the Company provided that the average closing price of the Company's common stock exceeds $0.20 for ten consecutive trading days prior to the date of payment. The 10 holders of the 2003 Debentures have the option to convert into shares of common stock at anytime subject to 30 days prior notice to the Company. The 2003 Debentures are convertible at $0.20 per common share at any time by the holder.

Convertible Debentures 2005, 2006, 2007, 2008

As of March 31, 2009 the Company had outstanding $1,085,200 in convertible debentures (the Post-2003 Debentures). The Post-2003 Debentures are due and payable three years from the date of the original issuance.  The Post-2003 Debentures bear interest at a rate of 7.0% per annum payable monthly. The 10 holders of the Post-2003 Debentures have the option to convert into shares of common stock upon written notice to the Company. The debentures are convertible into common stock at a price equal to 93% of the average 30 day closing price of the Company’s publicly traded common stock prior to notice of conversion.

During the three month period ended March 31, 2009 we issued a total of 598,500 shares of common stock to a holder of a convertible debenture, in the amount of $25,000, of the Company, as conversion of the debenture and accrued interest.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space for its subsidiaries in two markets, San Diego and Las Vegas. The Company’s corporate and REF operations occupy space in its Minneapolis building. TCS’s San Diego and Las Vegas operations lease office space under operating leases that both expire in 2010.

Lease Income

The Company leases a portion of its Minneapolis commercial property to various tenants, which require them to pay a monthly base rent. Most tenants are on month-to-month agreements with the Company. Currently one long term lease tenant occupies space in this building with the remainder being occupied by Discover and short term tenants.

Executive Employment Agreements

The Company has an executive employment agreement with its chief executive officer which provides for cash compensation of $100,000 per annum as well as equity compensation of $75,000 per annum. As of March 31, 2009 the Company has included in accrued expense approximately $754,000 in compensation due to its executive officer. As part of the Company’s agreement with the executive officer the Company will issue shares of common stock based on a pre-determined formula for past due compensation and enter into a new employment agreement with the executive officer. As part of the Company’s efforts to conserve cash and control expenditures during its cost-cutting plan the executive officer had deferred payment of his compensation during the past four years.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at March 31, 2009, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

NOTE 7 - PROPERTY AND EQUIPMENT

The Company's property and equipment by significant category consist of the following at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Furniture and equipment	$150,028	$162,424
Building and improvements	468,716	468,716
Land	100,000	100,000
Total property and equipment	718,744	731,140
Less accumulated depreciation	(249,906)	(251,917)

	$468,838	$479,223

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2009, the Company entered into several short-term arrangements with a current director of the Company for working capital funds. For the three month period ended March 31, 2009 funds received under these short-term arrangements totaled $37,945 which is included in notes payable and convertible debentures.

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

At March 31, 2009, the Company had $8.4 million and $4.8 million of federal and state net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states’ NOL’s. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report and the Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K.

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

The Company has incurred significant losses, and as of March 31, 2009 had an accumulated deficit of approximately $13.0 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial service offerings, strategic acquisitions and alliances, and expanded operations to support larger-scale business operations. Accordingly, the Company may continue incurring losses incident to future growth. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate enough cash from operations in the future.

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

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended March 31, 2009 and 2008

Revenues

Net revenues decreased $128,203 or 35% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was a result of the significant softening of the mortgage and real estate industry. Summer 2008 was a time of great turmoil for the financial services industry. WHY USA was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market continues to experience a ripple effect that business both in mortgage and real estate transactions have almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in its loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

Over the prior two years it was readily apparent that the sub-prime mortgage market continues to be strained which in turn affected the overall financial services industry. As a mortgage broker, WHY USA and its business practices did not have any specific exposure to the sub-prime market, no liability to purchase defaulted loans. As a result, management believes that even though the sub-prime market has ceased to exist, the negative impact from the sub-prime market fallout continues to affect future revenues. Given that we continue to work on stabilizing ourselves in a weakened sub-prime market, revenues continued to decrease for 2008 (even into Q1 2009), even though we are experiencing a growing demand and need for FHA insured loans. The purpose of the FHA insured program is to allow non- Fannie Mae and Freddie Mac approved borrowers’ access to non sub-prime loan programs. Therefore we are experiencing an increase of the “Government” sponsored loan programs that allow more flexible lending criteria, picking up much of the slack in the traditional “sub-prime” loans.

Cost of Revenues

Cost of revenues decreased $68,162 or 33% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Cost of revenues dropped at a slightly lower rate compared to our decrease in net revenues for the three month period. Costs of revenue which consists primarily of direct costs associated with our products and services, as well were affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain fairly constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues increased to 57% for the three months ended March 31, 2009 compared to 55% for the three months ended March 31, 2008. Gross margin as a percentage of net revenues decreased to 43% for the three months ended March 31, 2009 compared to 45% for the three months ended March 31, 2008.

Operating Expenses

Selling, General and Administrative. For the three months ended March 31, 2009, selling, general and administrative expenses decreased by $94,657 or 21% compared to the three months ended March 31, 2008. The decrease for the three months ended March 31, 2009 resulted from a decrease in professional services for the Company’s year end audits as well as continuing cost savings initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

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

Loss/Gain on Disposal of Assets. Loss on disposal of fixed assets for the three months ended was $1,873, compared to none for the three months ended March 31, 2008, which for the three month period ended in 2009 represents the excess of cost basis over the proceeds received from the sale or disposal of the fixed or intangible assets used in its operations.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2009 decreased $2,387 or 22% compared to the three months ended March 31, 2008. Depreciation and amortization expense for the three months ended March 31, 2009 was $8,512.

Other Income (Expense)

Interest Expense. Interest expense was $56,750 for the three months ended March 31, 2009 compared to $37,117 for the three months ended March 31, 2008. The primary reason for the $19,633 increase in interest expense was an overall increase in borrowings from a related party and third party.

Other Income (Expense), Net. Other income (expense), net, for the three months ended March 31, 2009 and the three months ended March 31, 2008 was $0 and $9,774, respectively. For three months ended March 31, 2008 the Company received reimbursements from non-mortgage/real estate business which are non-recurring in nature.

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

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2008 decreased $1,291 or 11% compared to the three months ended March 31, 2007. Depreciation and amortization expense for the three months ended March 31, 2008 was $10,899.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities used net cash of $149,602 during the three month period ended March 31, 2009 primarily from a net loss of $314,193 offset by non-cash charges of $23,985. Changes in operating assets and liabilities provided a net increase of $140,606 in cash during the period. Within non-cash charges, the primary driver was bad debt expense of approximately $13,600. The primary drivers of cash savings from changes in operating assets and liabilities was an increase in accounts payable and accrued expenses of approximately $149,000 which was partially offset by a increase in trade receivables of approximately $18,000.

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

Investing Activities. Net cash used in investing activities for the three month period ended March 31, 2009 was none.

Financing Activities. Net cash provided by financing activities totaled $126,004 for the three month period ended March 31, 2009 which includes payments on existing debt of approximately $9,000.  For the three month period ended March 31, 2009 we received approximately $137,000 in proceeds from various short-term note obligations entered into by a director and a shareholder of the Company. The Company for the three month period ended March 31, 2009 paid down its bank overdraft from year end of $2,066.

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

As of March 31, 2009, we had cash and cash equivalents of approximately $29,000. Our working capital deficit was $2,296,726 as of March 31, 2009. This includes along with $569,945 of accounts payable outstanding, bank line of credit of $98,117, short term debt and lease obligations of $696,470, as well as accrued expense and other of $1,047,975. Cash used in operations primarily comes from our service offerings with non-recurring expenses funded through the issuance of convertible debentures.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB revised Statement No. 141 (FAS 141R), “Business Combinations,” which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be effective for the Company’s fiscal 2009 beginning January 1, 2009. The Company is in the process of determining the effects, if any, the adoption of FAS 141R will have on its consolidated financial statements.

FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” issued in September 2006, defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which allows for the delay of the effective date of FAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FAS 157 for financial assets and liabilities effective September 29, 2008 but elected a partial deferral under the provision of FSP 157-2 related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The Company is in the process of determining the effects, if any, FAS 157’s application to such nonfinancial assets and liabilities will have on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 (FSP 115-2 and 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the existing guidance on determining whether an impairment is other-than-temporary for investments in debt securities. In addition, the FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance on determining the fair value of financial assets in an inactive market or when a distressed transaction is present. FSP 115-2 and 124-2 and FSP 157-4 will be effective for the Company’s third quarter of fiscal 2009, as the Company has not elected to early adopt either FSP. The Company is in the process of determining the effects, if any, the adoption of both FSPs will have on its consolidated financial statements.

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

We consider accounting policies relating to the following areas to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	revenue recognition;
●	accounting for goodwill and other intangible assets;
●	accounting for franchise costs;
●	accounting for stock-based compensation; and
●	accounting for acquisition charges

Forward-looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the Federal Securities Laws. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “should,” “intend,” “plan,” “will”, “expects”, “estimates,” “projects,” “positioned,” “strategy,” “outlook,” and similar words. You should read statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed below under “Risk Factors” and elsewhere in this Quarterly Report as well as other risks and uncertainties detailed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2009. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Business

WHY USA Financial Group, Inc. (the Company), is a Nevada corporation. Prior to acquiring our real estate franchise subsidiary and our Minneapolis mortgage brokerage business in December 1999, the Company was an inactive public company under the name Triam Ltd., Inc. with no assets, which had not been engaged in active operations for many years.  Our principal offices are located in Minneapolis, Minnesota. Our website is http://www.whyusa.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q/Form 10-QSB, Current Reports on Form 8-K and any amendments thereto are made available without charge from our website or may be obtained from the United States Securities and Exchange Commission website – http://www.sec.gov.

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

Market Overview

The residential mortgage industry has grown significantly over the past 10 years, with loan originations totaling over $2.8 trillion in 2004. The Mortgage Bankers Association reported total originations in 2006 of $2.50 trillion, $2.28 trillion for 2007, and estimates $1.86 trillion for 2008 and $1.67 trillion for 2009, indicating a steady decline from its highs early 2004/2005.

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

TCS generated more than 200 mortgages and gross fee income of $1.0 million in 2008 from over $65 million in loans funding. This is largely attributable to the diversification of mortgage products, a professional sales force, excellent lender relationships, and strong attention to customer service.  While many of our competitors have exited the market place we have maintained our staff and facilities and are actively recruiting highly skilled talent that is available in the market place.

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

TCS is licensed with HUD as a Supervised Loan Correspondent. As such, we compete with all HUD approved lenders in the areas we originate mortgage loans. TCS is required to maintain a minimum adjusted net worth which was $113,000 ($63,000 for the main office plus $25,000 for each of its two HUD branch offices) at December 31, 2008. Although the Company may be out of compliance with this requirement for the quarter ended March 31, 2009, management believes that the annual renewal requirement will be met by or prior to December 31, 2009. Maintaining a license with HUD allows TCS to originate FHA loans that it would not otherwise be able to originate. Approximately thirteen percent of our business is currently derived from HUD/FHA loans; we expect this percentage to grow dramatically with the improvements suggested by the government-controlled agency. It has become difficult for smaller competitors to maintain these requirements.

For the year ended December 31, 2008 the Company through its wholly-owned subsidiary TCS fell below the minimum adjusted net worth requirements as a Supervised Loan Correspondent. The Company submitted with its required Lender Assessment an action plan to correct the deficiency to its minimum adjusted net worth and requested that HUD maintain its licensure as a Supervised Loan Correspondent. As of the date of this report the Company has yet to receive a response in regards to its proposed action plan. The Company cannot be certain these steps nor the request of HUD will be successful in maintaining the licensing or prevent the withdrawal of the licensing.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at March 31, 2009, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

ITEM 1A.	Risk Factors

There are no material changes from risk factors disclosed in our Form 10-K for the year ended December 31, 2008, as filed on March 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the three month period ended March 31, 2009 we issued a total of 598,500 shares of common stock to a holder of convertible debentures in the amount of $25,000 of the Company as conversion of the debentures and accrued interest. The Company valued the shares at a price of approximately $0.053 per share which was determined to be fair market value. We relied on Section 4(2) of the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JAMES B. KYLSTAD James B. Kylstad	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2009

/s/ KENNETH J. YONIKA Kenneth J. Yonika	Chief Financial Officer (Principal Financial Officer)	May 15, 2009

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Reorganization between the Black Butte Petroleum, Inc. and Triam Ltd., dated March 23, 1983 (1)
2.2	Acquisition Agreement between Triam Ltd. and Northwest Financial Ltd., dated December 16, 1999 (1)
2.3	Acquisition Agreement Addendum, dated December 20, 1999 (1)
2.4	Stock Purchase Agreement dated September 24, 1999 between Northwest Financial Group, Inc., WHY USA NA, and its selling shareholders (1)
2.5	Addendum to Stock Purchase Agreement, dated December 30, 1999 including Assignment to Donald Riesterer (1)
2.6	Share Exchange Agreement – Cashline transaction, dated February 8, 2001 (3)
2.7	Business Combination Agreement to acquire Discover Mortgage Corp. effective January 1, 2002 (2)
3.1.1	Articles of Triam Ltd., dated January 6, 1983 (1)
3.1.2	Amendment to Articles of Incorporation, March 4, 1983 (1)
3.1.3	Amendment to Articles of Incorporation, filed March 29, 1983 (1)
3.1.4	Articles of Merger, filed on May 9, 1999 (1)
3.1.5	Amendment to Articles of Incorporation, Jan. 10, 2000 (1)
3.2	Bylaws (1)
10.2	Stock Option Plan (2)
10.3	Sample Option Agreement (4)
10.4	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Cashline (4)
10.5	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Alliance West (4)
10.6	Franchise Purchase Agreement, dated June 30, 2001 (4)

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