Form 10-Q
period 2009-06-30
WHY USA FINANCIAL GROUP INC
filed 2009-08-14
CIK 1113450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Shares outstanding of the Registrant’s common stock:

Class	Shares Outstanding at August 14, 2009
Common Stock, $.001 par value	108,866,522

WHY USA FINANCIAL GROUP, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2009, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2009, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

	Signature	32

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I.    Financial Information

ITEM 1.	Financial Statements

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Balance Sheets as of

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,726	$52,921
Accounts receivables, net of allowance for doubtful accounts	9,320	18,771
Prepaid assets and other assets	24,697	22,823
Total current assets	43,743	94,515

PROPERTY AND EQUIPMENT—Net	461,074	479,223
GOODWILL	445,878	729,028
OTHER NONCURRENT ASSETS	10,020	-
RESTRICTED CASH	50,756	50,000
TOTAL	$1,011,471	$1,352,766

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Warehouse and bank lines	$100,645	$97,570
Current portion of obligation under capital leases	1,995	2,392
Current portion of notes payable and convertible debentures	708,262	544,767
Current portion of mortgage notes payable	37,534	36,112
Bank overdraft	14,222	2,066
Accounts payable	635,186	499,649
Accrued expense and other liabilities	1,135,979	975,890

Total current liabilities	2,633,823	2,158,446

MORTGAGE NOTES PAYABLE	792,449	809,672
NOTES PAYABLE AND CONVERTIBLE DEBENTURES	950,200	950,200
OBLIGATIONS UNDER CAPITAL LEASES	-	736

Total Liabilities	4,376,472	3,919,054

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 250,000,000 shares authorized; 108,866,522 and 108,268,022 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	108,867	108,269
Additional paid in capital	10,036,499	10,005,408
Preferred Stock, $.01 par value, 50,000,000 shares authorized; 40,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	400	400
Accumulated deficit	(13,510,767)	(12,680,365)
Total stockholders’ deficit	(3,365,001)	(2,566,288)

TOTAL	$1,011,471	$1,352,766

See accompanying notes to condensed consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statements of Operations for the Six months Ended
(Unaudited)

	Six Months	Six Months	Six Months
	June 30, 2009	June 30, 2008	June 30, 2007

NET REVENUES	$638,592	$706,099	$1,494,462

COST OF REVENUES	372,137	403,132	971,268

Gross margin	266,455	302,967	523,194

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	675,360	898,265	824,155

DEPRECIATION AND AMORTIZATION EXPENSE	16,276	20,384	24,535

IMPAIRMENT OF LONG-LIVED ASSETS	283,150	-	-

LOSS ON DISPOSAL OF FIXED ASSETS	1,873	-	-

OPERATING LOSS	(710,204)	(615,682)	(325,496)

OTHER INCOME (EXPENSE):
Interest expense	(118,598)	(88,955)	(85,891)
Interest income	-	38	4
Other income	-	9,804	116,552

Total other (expense) income	(118,598)	(79,113)	30,665

LOSS BEFORE TAXES	(828,802)	(694,795)	(294,831)

Income tax expense	(1,600)	(1,600)	(1,600)

NET LOSS	$(830,402)	$(696,395)	$(296,431)

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.01)	$(0.01)	$(0.00)
WEIGHTED AVERAGE SHARES USED :
Basic and Diluted	108,816,647	108,848,482	92,319,434

See accompanying notes to condensed consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statements of Operations for the Three months Ended
(Unaudited)

	Three Months	Three Months	Three Months
	June 30, 2009	June 30, 2008	June 30, 2007

NET REVENUES	$398,949	$338,253	$792,867

COST OF REVENUES	236,471	199,304	527,745

Gross margin	162,478	138,949	265,122

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	325,925	452,300	391,472

DEPRECIATION AND AMORTIZATION EXPENSE	7,764	9,485	12,345

IMPAIRMENT OF LONG-LIVED ASSETS	283,150	-	-

LOSS ON DISPOSAL OF FIXED ASSETS	-	-	-

OPERATING LOSS	(454,361)	(322,836)	(138,695)

OTHER INCOME (EXPENSE):
Interest expense	(61,848)	(51,838)	(39,034)
Interest income	-	19	1
Other income	-	30	10,795

Total other expense	(61,848)	(51,789)	(28,238)

LOSS BEFORE TAXES	(516,209)	(374,625)	(166,933)

Income tax expense	-	-	-

NET LOSS	$(516,209)	$(374,625)	$(166,933)

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.01)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES USED :
Basic and Diluted	108,866,522	108,704,804	92,319,434

See accompanying notes to condensed consolidated financial statements.

WHY USA FINANCIAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows for the Six months Ended
(Unaudited)

	Six Months	Six Months	Six Months
	June 30, 2008	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(830,402)	$(696,395)	$(296,431)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,276	20,384	24,535
Provision for doubtful accounts	24,470	49,250	75
Cancellation/relief of stock compensation expense	-	(100,000)	-
Loss on disposal of fixed assets	1,873	-	-
Impairment of long-lived assets	283,150	-	-
Effect of changes in operating assets and liabilities:
Trade receivables	(15,020)	(25,219)	(8,816)
Prepaid expenses and other current assets	(1,874)	59,286	(16,863)
Accounts payable	142,227	73,666	36,410
Accrued expenses	160,089	206,982	83,556
Other	(10,020)	19,116	13,642

Net cash used in operating activities	(229,231)	(392,930)	(163,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(11,390)	(5,861)
Interest income earned on restricted cash	(756)	-	-
Purchase of certificate of deposit	-	(50,000)	-

Net cash used in investing activities	(756)	(61,390)	(5,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on revolving credit facility	3,075	(1,276)	196
Repayments of mortgages payable	(15,801)	(65,536)	(3,579)
Repayment of notes payable and convertible debentures	-	(551)	(7,455)
Proceeds from notes payable and convertible debentures	188,495	486,500	162,500
Bank overdraft	12,156	6,717	12,745
Repayment of obligations under capital leases	(1,133)	(1,722)	(3,121)
Borrowing under capital leases	-	4,416	-

Net cash provided by financing activities	186,792	428,548	161,286

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,195)	(25,772)	(8,467)

CASH AND CASH EQUIVALENTS—Beginning of period	52,921	46,176	14,267

CASH AND CASH EQUIVALENTS—End of period	$9,726	$20,404	$5,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,600	$1,600	$1,600
Cash paid for interest	$30,087	$27,412	$49,011
Common stock issued pursuant to conversion of debenture, principal and interest	$31,689	$-	$-

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

Cash Equivalents and Concentration of Risk

The Company maintains checking, money market and savings accounts at financial institutions located in California and Minnesota. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 (FDIC temporary increase through December 31, 2009). As of June 30, 2009 the Company did not have any uninsured cash balances. The Company has not experienced losses in such accounts and management believes it places its cash on deposit with financial institutions which are financially stable.

As of June 30, 2009 and December 31, 2008, the Company held $50,000 in restricted cash classified as a non-current asset held to maturity. The restricted cash secures a letter of credit held with a financial institution. The certificate of deposit matures on May 5, 2012 and is held with an FDIC insured financial institution.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table represents the financial instruments measured at fair value on a recurring basis on the consolidated financial statements of the Company subject to SFAS 157 and the valuation approach applied to each class of the financial instruments:

		Fair Value Measurements at Reporting Date Using (unaudited)
		Quoted Prices in
	Balance at	Active Markets	Significant Other	Significant
	June 30,	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Bank time deposits	$50,000	$50,000	$-	$-
Assets-derivative	-	-	-	-

Total assets	$50,000	$50,000	$-	$-

Liabilities-derivative	$-	-	$-	$-

Total liabilities	$-	-	$-	$-

At June 30, 2009, the carrying value of the financial instruments measured and classified within Level 1 are based on quoted prices and marked to market. As of June 30, 2009 there are no unrealized gains or losses required to be recorded as related to these investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2009.

Accounts and Notes Receivable, Allowances and Fair Market Value

In accordance with Financial Accounting Standard No. 107, the Company's receivables and notes represent credit risks associated with real estate transactions originating with its franchisees. The Company extends credit as a result of its franchise agreements with its franchisees. The franchisee's ability to repay is generally predicated upon their ability to earn income from their real estate transactions. Franchisees are generally paid a commission on real estate transactions and must then remit a portion of that income to the Company. The Company has an allowance for doubtful accounts of $75,140 at June 30, 2009. Bad debts totaled $24,470 and $49,250 for the six month periods ended June 30, 2009 and 2008, respectively.

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

Goodwill is attributable to the acquisition of Discover. The Company, in connection with the acquisition of Discover, recorded goodwill of $1,016,570. The Company did not record any impairment losses for the six month period ended June 30, 2008. For the six month period ended June 30, 2009, the Company recognized goodwill impairment on the acquisition of Discover in the amount $283,150. Subsequent to June 30, 2009 the Company sold the building owned by our operating unit to a related party (see Note 10 - Subsequent Events). Since the building is no longer owned by the Company management determined that a triggering event had occurred and that goodwill was impaired.

As of June 30, 2009, goodwill associated with the Discover acquisition is $445,878. The remaining goodwill will be recognized and offset against any gain that the Company has with respect to the sale of the building. That transaction will be recorded in the 3rd quarter for calendar year 2009.

Accrued Expense and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Accrued compensation - officer	$797,500	$710,000
Accrued compensation - other - and taxes	96,766	93,269
Accrued interest	241,713	172,621
	$1,135,979	$975,890

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

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the offering of its varied services, or to enter into any or a sufficient number of joint ventures. The Company’s revenue to date has been steadily decreasing, even with the acquisition of TCS in 2003. There is no assurance that the Company can successfully rebuild its revenue base for the remainder of 2009 and into 2010 to the scale that it will need to provide positive cash flow from operations. The Company’s service offerings along with the new FHA qualifying loan limits seem to be receiving market acceptance as the Company’s anticipated or projected revenue projects seem to be increasing after hitting bottom during the 4th quarter of 2008, measured by its “pipeline” tool. There is no assurance that the Company can improve upon its service offerings and projected revenue to reach positive cash flow let alone breakeven.

Since inception through June 30, 2009, the Company had an accumulated deficit of $13,510,767. Management of the Company believes that recent funding from the use of convertible debentures and the issuance of common stock in satisfaction of certain debt obligations will allow us to continue operations and execute our business plan.

Management believes the Company can raise adequate capital to keep the Company functioning through June 30, 2010. Management believes sufficient funding can be secured through the use of its convertible debentures, as well as offerings of preferred and common stock through private placements to institutional and other finance sources. However, no assurance can be given that the Company can obtain additional working capital, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated expansion and business plan.

These condensed consolidated financial statements do not require any additional adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Subsequent Events

In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 14, 2009.

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

	Real Estate	Mortgage
	Franchise	Brokerage	Other	Total
For six month period ending June 30, 2009 (unaudited)
Revenues	$50,938	$587,654	$-	$638,592
Cost of revenues	-	372,137	-	372,137
General and administrative expenses	68,268	396,814	210,278	675,360
Net operating loss	$(17,330)	$(181,297)	$(210,278)	$(408,905)

Additions(dispositions) to segmented assets	$(5,656)	$(335,692)	$59	$(341,289)

Segment assets at June 30, 2009	$17,912	$993,392	$167	$1,011,471

For six month period ending June 30, 2008 (unaudited)
Revenues	$73,493	$632,606	$-	$706,099
Cost of revenues	20,948	382,184	-	403,132
General and administrative expenses	92,842	528,845	276,578	898,265
Net operating loss	$(40,297)	$(278,413)	$(276,578)	$(595,298)

The following table reconciles our NOI for reportable segments to income from continuing operations as reported on our condensed consolidated statement of operations:

	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)
NET OPERATING LOSS FROM SEGMENTS	$(408,905)	$(595,298)
LOSS ON DISPOSAL OF FIXED ASSETS	1,873	-
IMPAIRMENT OF LONG-LIVED ASSETS	283,150	-
DEPRECIATION AND AMORTIZATION EXPENSE	16,276	20,384
OPERATING LOSS	(710,204)	(615,682)

Interest expense	(118,598)	(88,955)
Interest income	-	38
Other income	-	9,804
LOSS BEFORE TAXES	$(828,802)	$(694,795)

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

NOTE 4 – MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Mortgage Payable - financial institution (secured by property), monthly installments of principal and interest of $8,294 including interest at 7.75% per annum with all unpaid principal due November 2010, collateralized by a building	$829,983	$845,784
Less current maturities	37,534	36,112
Long term portion of mortgage notes payable	$792,449	$809,672

Refinance of Discover Building and Land

During the year ended December 31, 2008 the Company refinanced its property located in Minneapolis, Minnesota. The prior mortgage note payable was set to mature in February 2009. The Company through another financial institution entered into a new mortgage note payable to refinance its mortgage. The new mortgage note matures in November 2010 and is collateralized by the building and land. The new mortgage note is personally guaranteed by a director of the Company in the event of default.

Subsequent to June 30, 2009 the Company sold the building subject to the new mortgage note payable to a related party (see Note 10 - Subsequent Events).

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Convertible Debentures - TCS acquisition, 21 members, principal and interest due and payable November 2006, monthly payments of interest in arrears at 7.5% per annum. Certain payment restrictions apply and the debentures are convertible into common stock of the Company at a price of $0.20 per share	300,000	300,000
Note Payable - individual, principal and interest due and payable December 2008, interest at 5.03% per annum and the note is unsecured.	72,767	72,767
Note Payable - individual, principal and interest due and payable December 2008, interest at 16% per annum and the note is unsecured.	7,000	7,000
Note Payable - individual, principal and interest due and payable December 2008, interest at 8% per annum and the note is unsecured.	5,000	5,000
Note Payable - individual, principal and interest due and payable May 2009, interest at 8% per annum and the note is unsecured.	6,000	-
Note Payable - related party (individual) principal and interest due and payable December 2009, interest at 8% per annum and the note is unsecured.	57,495	-
Note Payable - individual principal and interest due and payable April 2009, interest at 10% per annum and the note is unsecured. The note is convertible into the Company’s convertible debenture instrument yielding 7% interest and terms. Note contains a feature to extend for a ½ point	125,000	-
Convertible Debentures - 2005 investment by five investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	75,000	100,000
Convertible Debentures - 2006 investment by four investors, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock.	60,000	60,000
Convertible Debentures - 2007/2008 investment by one investor, principal and interest due and payable 36 months from the date of investment, monthly payments of interest in arrears at 7.0% per annum. The debentures are convertible into common stock of the Company based on a discount to market of 7% of the 30-day trailing average price of the Company's common stock	950,200	950,200
Total notes payable and convertible debentures	1,658,462	1,494,967
Less current maturities	708,262	544,767
Long term portion of notes payable and convertible debentures	$950,200	$950,200

Convertible Debentures 2003

As of June 30, 2009 the Company was in default with respect to its $300,000 in convertible debentures (the 2003 Debentures). The 2003 Debentures were due and payable May 30, 2007.  The 2003 Debentures bear interest at a rate of 7.5% per annum payable in arrears by one month. Interest payments may be deferred until maturity, based on a formula provided that the Company is showing a net loss or negative earnings before interest, taxes, depreciation and amortization (EBITDA). The Company has the right to pay principal and accrued interest through common stock of the Company provided that the average closing price of the Company's common stock exceeds $0.20 for ten consecutive trading days prior to the date of payment. The 10 holders of the 2003 Debentures have the option to convert into shares of common stock at anytime subject to 30 days prior notice to the Company. The 2003 Debentures are convertible at $0.20 per common share at any time by the holder.

Convertible Debentures 2005, 2006, 2007, 2008

As of June 30, 2009 the Company had outstanding $1,085,200 in convertible debentures (the Post-2003 Debentures). The Post-2003 Debentures are due and payable three years from the date of the original issuance.  The Post-2003 Debentures bear interest at a rate of 7.0% per annum payable monthly. The 10 holders of the Post-2003 Debentures have the option to convert into shares of common stock upon written notice to the Company. The debentures are convertible into common stock at a price equal to 93% of the average 30 day closing price of the Company’s publicly traded common stock prior to notice of conversion.

During the six month period ended June 30, 2009 we issued a total of 598,500 shares of common stock to a holder of a convertible debenture, in the amount of $25,000, as conversion of the debenture and accrued interest.

Short Term Note Payable Due April 2009
During the six month period ended June 30, 2009, the Company entered into a short-term note payable with a former director in the amount of $100,000. Under the short term note payable principal and interest is due and payable April 30 2009, interest accrues at 10% per annum and is unsecured. The short term note payable is convertible into the Company’s convertible debenture instrument yielding 7% interest per annum. The short term note contains a feature to extend for a ½ point. Under the extension the Company borrowed an additional $25,000 for working capital.

Management’s Plan on Note Defaults

As of June 30, 2009 the Company is in default on several unsecured notes payable and convertible debentures. Management has discussed the possibility of default and repayment with each and every holder of the debt instruments. Currently no holders of the debt instruments have demanded repayment or entered into default proceedings with the Company. It is management’s intent to repay or convert the debt instruments into new debt instruments with extended payment terms or into equity of the Company.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space for its subsidiaries in two markets, San Diego and Las Vegas. The Company’s corporate and REF operations occupied space in its Minneapolis building. TCS’s San Diego and Las Vegas operations lease office space under operating leases that both expire in 2010.

Lease Income

The Company leased a portion of its Minneapolis commercial property to various tenants, which required them to pay a monthly base rent. Most tenants were on month-to-month agreements with the Company. Currently one long term lease tenant occupied space in this building with the remainder being occupied by Discover and other short term tenants.

Executive Employment Agreements

The Company has an executive employment agreement with its chief executive officer which provides for cash compensation of $100,000 per annum as well as equity compensation of $75,000 per annum. As of June 30, 2009 the Company has included in accrued expense approximately $798,000 in compensation due to its executive officer. As part of the Company’s agreement with the executive officer the Company will issue shares of common stock based on a pre-determined formula for past due compensation and enter into a new employment agreement with the executive officer. As part of the Company’s efforts to conserve cash and control expenditures during its cost-cutting plan the executive officer had deferred payment of his compensation during the past four years.

Litigation

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at June 30, 2009, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

The Company for the six months ended June 30, 2009 had a complaint brought against them by three individuals who were represented by an employee of the Company (see Note 10 - Subsequent Events).

NOTE 7 - PROPERTY AND EQUIPMENT

The Company's property and equipment by significant category consist of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Furniture and equipment	$148,356	$162,424
Building and improvements	468,716	468,716
Land	100,000	100,000
Total property and equipment	717,072	731,140
Less accumulated depreciation	(255,998)	(251,917)
	$461,074	$479,223

Subsequent to June 30, 2009 the Company sold the building to a related party (see Note 10 - Subsequent Events).

NOTE 8 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2009, the Company entered into several short-term arrangements with a current director of the Company for working capital funds. For the six month period ended June 30, 2009 funds received under these short-term arrangements totaled $57,495 which is included in notes payable and convertible debentures.

Subsequent to June 30, 2009 the Company sold the building to a related party (see Note 10 - Subsequent Events).

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

At June 30, 2009, the Company had $8.6 million and $4.8 million of federal and state net operating losses (NOL) carry forwards, respectively. It is more likely than not that the Company will not fully realize certain federal or states’ NOL’s. The federal and state NOL carry forwards begin to expire in 2019 and 2014, respectively.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

NOTE 10 – SUBSEQUENT EVENTS

On July 23, 2009 the Company sold its commercial building to a related party. The sale included the assumption of a mortgage note payable in the amount of $829,983, payment of other expenses (including property taxes and assessments) of $55,259, for a total price of $885,242. The Company and the related party entered into a month-to-month lease for its corporate offices. The Company’s adjusted cost basis in the commercial building at the time of the sale was $439,365 due to that the building was initially purchased from a shareholder/affiliate and the Company recorded the acquisition based on the shareholders cost (Topic 5-G). The difference between the cost and the fair value of the building justified the Company’s goodwill recorded balance in a separate business acquisition. The remaining goodwill balance of $445,878 at June 30, 2009 will be recognized and offset against any gain that the Company has with respect to the sale of the building, which will be recorded during the period ended September 30, 2009.

The Company on or about June 30, 2009 had a complaint brought against them by three individuals that were previously represented by an employee of the Company involving the Trump Resorts project located in Mexico. This project failed to materialize and the individuals sued for restitution from the Company and its employee. The Company settled out of court and incurred expenses of approximately $7,000. The actual damages could not be assessed at June 30, 2009 however the Company was able to settle before this report date for payments of approximately $5,000, which was included as an expense as part of the Company’s net loss for the six month period ended June 30, 2009.

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

The Company has incurred significant losses, and as of June 30, 2009 had an accumulated deficit of approximately $14.0 million. The Company intends to expend considerable financial and management resources on sales and marketing, development of additional financial service offerings, strategic acquisitions and alliances, and expanded operations to support larger-scale business operations. Accordingly, the Company may continue incurring losses incident to future growth. There can be no assurance that the Company's revenues will increase to the levels necessary to achieve profitability or generate enough cash from operations in the future.

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

RESULTS OF OPERATIONS

Comparison of the Six Month Periods Ended June 30, 2009 and 2008

Revenues

Net revenues decreased $67,507 or 10% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was a continued result of the significant softening of the mortgage and real estate industry. Summer 2008 was a time of great turmoil for the financial services industry. WHY USA was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market continues to experience a ripple effect that business both in mortgage and real estate transactions have almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in its loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

Over the prior two years it was readily apparent that the sub-prime mortgage market continues to be strained which in turn affected the overall financial services industry. As a mortgage broker, WHY USA and its business practices did not have any specific exposure to the sub-prime market, no liability to purchase defaulted loans. As a result, management believes that even though the sub-prime market has ceased to exist, the negative impact from the sub-prime market fallout continues to affect future revenues. Given that we continue to work on stabilizing ourselves in a weakened sub-prime market, revenues continued to decrease through 2009, even though we are experiencing a growing demand and need for FHA insured loans. The purpose of the FHA insured program is to allow non- Fannie Mae and Freddie Mac approved borrowers’ access to non sub-prime loan programs. Therefore we are experiencing an increase of the “Government” sponsored loan programs that allow more flexible lending criteria, picking up much of the slack in the traditional “sub-prime” loans.

Cost of Revenues

Cost of revenues decreased $30,995 or 8% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Cost of revenues dropped at the same rate compared to our decrease in net revenues for the six month period. Costs of revenue which consists primarily of direct costs associated with our products and services, as well were affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain fairly constant as a percentage with slight cost savings due to a competitive environment. Cost of revenues as a percentage of net revenues increased slightly to 58% for the six months ended June 30, 2009 compared to 57% for the six months ended June 30, 2008. Gross margin as a percentage of net revenues decreased slightly to 42% for the six months ended June 30, 2009 compared to 43% for the six months ended June 30, 2008.

While we believe that gross margin in future periods may be affected by, among other things, the integration of newly acquired businesses in addition to increased services, competitive conditions, our ability to make additional productivity improvements and the acceptance of government products as a replacement for non-government products is not guaranteed.

Operating Expenses

Selling, General and Administrative. For the six months ended June 30, 2009, selling, general and administrative expenses decreased by $222,905 or 25% compared to the six months ended June 30, 2008. The decrease for the six months ended June 30, 2009 resulted from a continued reduction in professional services for the Company’s year end audits as well as continued cost saving initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

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

Loss/Gain on Disposal of Assets. Loss on disposal of fixed assets for the six months ended was $1,873, compared to none for the six months ended June 30, 2008, which for the six month period ended in 2009 represents the excess of cost basis over the proceeds received from the sale or disposal of the fixed or intangible assets used in its operations.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2009 decreased $4,108 or 20% compared to the six months ended June 30, 2008. Depreciation and amortization expense for the six months ended June 30, 2009 was $16,276.

Impairment of Long-Lived Assets. Impairment of long-lived assets for the six months ended June 30, 2009 increased by $283,150, compared to none for the six months ended June 30, 2008. This increase is directly caused by the change in carrying value and resulting disposition of the Company’s located in Minneapolis, Minnesota subsequent to period end. Impairment was recognized in accordance with the requirements of SFAS 142. See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 to this Report.

Other Income (Expense)

Interest Expense. Interest expense was $118,598 for the six months ended June 30, 2009 compared to $88,955 for the six months ended June 30, 2008. The primary reason for the $29,643 increase in interest expense was an overall increase in borrowings from related party and third parties.

Other Income (Expense), Net. Other income (expense), net, for the six months ended June 30, 2009 and the six months ended June 30, 2008 was $0 and $9,804, respectively. For six months ended June 30, 2008 the Company received reimbursements from non-mortgage/real estate business which are non-recurring in nature.

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

Comparison of the Three Month Periods Ended June 30, 2009 and 2008

Revenues

Net revenues increased $60,696 or 18% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase is a result of hitting the bottom of the softening mortgage and real estate industry. WHY USA was not in the business of sub-prime single-family residential mortgages, so the Company was not exposed to the disruption in the market. However, the general market experienced a ripple effect that business both in mortgage and real estate transactions almost ceased to exist. It is important to note that the Company continued to maintain the highest underwriting standards in its loan portfolio, regardless of the loan type, a decision that is part of its core business philosophy. By maintaining historically excellent credit standards, the Company was able to focus on providing high levels of customer service and expanding its product offerings in spite of these difficult market conditions.

Cost of Revenues

Cost of revenues increased $37,167 or 19% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of revenues rose at a slightly lower rate compared to our increase in net revenues for the three month period. Costs of revenue which consists of primarily direct costs associated with our products and services, was as well affected by the sub-prime and financial services market weakening. Commission expense and direct costs continue to remain constant as a percentage with slight cost savings due to a very competitive environment. Cost of revenues as a percentage of net revenues remained the same at 59% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Gross margin remained the same at 41% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Operating Expenses

Selling, General and Administrative. For the three months ended June 30, 2009, selling, general and administrative expenses decreased by $126,375 or 28% compared to the three months ended June 30, 2008. The decrease for the three months ended June 30, 2009 resulted from a decrease in accounting and professional services that were incurred in completing our audits and annual report on Form 10-KSB for fiscal 2004 through 2008, as well as our quarterly report on Form 10-Q coupled with continued cost saving initiatives which include staffing and salary reductions along with reductions in employee benefits, professional services, occupancy costs, and other expenses.

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

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2009 decreased $1,721 or 18% compared to the three months ended June 30, 2008. Depreciation and amortization expense for the three months ended June 30, 2009 was $7,764.

Impairment of Long-Lived Assets. Impairment of long-lived assets for the three months ended June 30, 2009 increased by $283,150, compared to none for the three months ended June 30, 2008. This increase is directly caused by the change in carrying value and resulting disposition of the Company’s located in Minneapolis, Minnesota subsequent to period end. Impairment was recognized in accordance with the requirements of SFAS 142. See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 to this Report.

Other Income (Expense)

Interest Expense. Interest expense was $61,848 for the three months ended June 30, 2009 compared to $51,838 for the three months ended June 30, 2008. The primary reason for the $10,010 increase in interest expense was additional borrowings from our related party as well as debt service on our other borrowings from year to year.

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

Other Income (Expense), Net. Other income (expense), net, for the three months ended June 30, 2008 and the three months ended June 30, 2007 was $30 and $10,795, respectively. For three months ended June 30, 2007 the Company received reimbursement from non-mortgage/real estate business which is non-recurring in nature.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Operating activities used net cash of $229,231 during the six month period ended June 30, 2009 primarily from a net loss of $830,402 offset by non-cash charges of $325,769. Changes in operating assets and liabilities provided a net increase of $275,402 in cash during the period. Within non-cash charges, the primary drivers were impairment of long-lived assets of approximately $283,000 and bad debt expense of approximately $24,500. The primary drivers of cash savings from changes in operating assets and liabilities was an increase in accounts payable and accrued expenses of approximately $302,000 which was partially offset by a increase in trade receivables of approximately $15,000.

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

Investing Activities. Net cash used in investing activities for the six month period ended June 30, 2009 was $756. We received $756 in interest income on our certificate of deposit which we classify as restricted cash on the balance sheet.

Financing Activities. Net cash provided by financing activities totaled $186,792 for the six month period ended June 30, 2009 which includes payments on existing debt of approximately $16,000.  For the six month period ended June 30, 2009 we received approximately $189,000 in proceeds from various short-term note obligations entered into by a director and a shareholder of the Company. The Company for the six month period ended June 30, 2009 increased its bank overdraft from year end by approximately $12,000.

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

As of June 30, 2009, we had cash and cash equivalents of approximately $10,000. Our working capital deficit was $2,590,080 as of June 30, 2009. This includes $635,186 of accounts payable outstanding, bank line of credit of $100,645, bank overdraft of $14,222, short term debt and lease obligations of $747,791, as well as accrued expense and other of $1,135,979. Cash used in operations primarily comes from our service offerings with non-recurring expenses funded through the issuance of convertible debentures.

We expect that our current cash and cash equivalents, short-term and long-term investments, short-term borrowings and/or the raising of additional capital, along with funds from operations and interest income earned thereon will be sufficient to fund our current operations through at least the end of 2009. Our future capital requirements and the adequacy of our available funds will depend on many factors, including future business acquisitions, our ability to establish collaborative business arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing business claims and competing technological and market developments.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards and all other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this guidance in the interim period beginning January 1, 2010 and it is not expected to have a material impact on the Company’s condensed consolidated financial results.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company has adopted this guidance in the interim period beginning April 1, 2009 and has included all necessary disclosures.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which impacts the accounting for noncontrolling interest in the consolidated financial statements of filers. The statement requires the reclassification of noncontrolling interest from the liabilities section or the mezzanine section between liabilities and equity to the equity section of the balance sheet. The statement also requires that the results from operations attributed to the noncontrolling interest to be disclosed separately from those of the parent, in addition to the change in accounting and reporting requirement for deconsolidated subsidiaries. The Company has adopted this guidance in the year beginning January 1, 2009 without material impact.

FASB Statement No. 157 (FAS 157), “Fair Value Measurements,” issued in September 2006, defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which allows for the delay of the effective date of FAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FAS 157 for financial assets and liabilities effective January 1, 2008 but elected a partial deferral under the provision of FSP 157-2 related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill, wireless licenses, other intangible and long-lived assets, guarantees and asset retirement obligations. The Company has adopted this guidance in the year beginning January 1, 2009 without material impact.

In December 2007, the FASB revised Statement No. 141 (FAS 141R), “Business Combinations,” which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R became effective January 1, 2009. The Company adopted this guidance in the year beginning January 1, 2009 without material impact.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 (FSP 115-2 and 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the existing guidance on determining whether an impairment is other-than-temporary for investments in debt securities. In addition, the FASB issued FASB Staff Position FAS 157-4 (FSP 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance on determining the fair value of financial assets in an inactive market or when a distressed transaction is present. FSP 115-2 and 124-2 and FSP 157-4 will be effective for the Company’s third quarter of fiscal 2009, as the Company has not elected to early adopt either FSP. The Company has adopted this guidance in the year beginning January 1, 2009 without material impact.

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

TCS is licensed with HUD as a Supervised Loan Correspondent. As such, we compete with all HUD approved lenders in the areas we originate mortgage loans. TCS is required to maintain a minimum adjusted net worth which was $113,000 ($63,000 for the main office plus $25,000 for each of its two HUD branch offices) at December 31, 2008. Although the Company may be out of compliance with this requirement for the quarter ended June 30, 2009, management believes that the annual renewal requirement will be met by or prior to December 31, 2009. Maintaining a license with HUD allows TCS to originate FHA loans that it would not otherwise be able to originate. Approximately thirteen percent of our business is currently derived from HUD/FHA loans; we expect this percentage to grow dramatically with the improvements suggested by the government-controlled agency. It has become difficult for smaller competitors to maintain these requirements.

For the year ended December 31, 2008 the Company through its wholly-owned subsidiary TCS fell below the minimum adjusted net worth requirements as a Supervised Loan Correspondent. The Company submitted with its required Lender Assessment an action plan to correct the deficiency to its minimum adjusted net worth and requested that HUD maintain its licensure as a Supervised Loan Correspondent. As of the date of this report the Company received HUD’s response with regards to its proposed action plan and minimum adjusted net worth deficiency. The Company has been informed that we are in danger of losing our Supervised Loan Correspondent licensing with which we intend to appeal any action in order to allow us time to put our action plan in place.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is subject to other potential liabilities under government regulations and various claims and legal actions that may be asserted. Matters may arise in the ordinary course and conduct of the Company’s business, as well as through its acquisitions. Claim estimates that are probable and can be reasonably estimated are reflected as liabilities of the Company. The ultimate resolution of these matters is subject to many uncertainties. It is reasonably possible that matters, which may be asserted, could ultimately be decided unfavorably for the Company. Although the amount of liability at June 30, 2009, currently cannot be ascertained, the Company believes that any resulting liability should not materially affect the Company’s consolidated financial statements.

The Company on or about June 30, 2009 had a complaint brought against them by three individuals that were represented by an employee of the Company involved in the Trump Resorts project in Mexico. This project failed to materialize and the individuals sued for restitution from the Company and its employee. The Company settled out of court and incurred expenses of approximately $7,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JAMES B. KYLSTAD James B. Kylstad	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2009

/s/ KENNETH J. YONIKA Kenneth J. Yonika	Chief Financial Officer (Principal Financial Officer)	August 14, 2009

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1	Reorganization between the Black Butte Petroleum, Inc. and Triam Ltd., dated March 23, 1983 (1)
2.2	Acquisition Agreement between Triam Ltd. and Northwest Financial Ltd., dated December 16, 1999 (1)
2.3	Acquisition Agreement Addendum, dated December 20, 1999 (1)
2.4	Stock Purchase Agreement dated September 24, 1999 between Northwest Financial Group, Inc., WHY USA NA, and its selling shareholders (1)
2.5	Addendum to Stock Purchase Agreement, dated December 30, 1999 including Assignment to Donald Riesterer (1)
2.6	Share Exchange Agreement – Cashline transaction, dated February 8, 2001 (3)
2.7	Business Combination Agreement to acquire Discover Mortgage Corp. effective January 1, 2002 (2)
3.1.1	Articles of Triam Ltd., dated January 6, 1983 (1)
3.1.2	Amendment to Articles of Incorporation, March 4, 1983 (1)
3.1.3	Amendment to Articles of Incorporation, filed March 29, 1983 (1)
3.1.4	Articles of Merger, filed on May 9, 1999 (1)
3.1.5	Amendment to Articles of Incorporation, Jan. 10, 2000 (1)
3.2	Bylaws (1)
10.2	Stock Option Plan (2)
10.3	Sample Option Agreement (4)
10.4	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Cashline (4)
10.5	Assignment and Assumption Agreement between Northwest Investment Trust and the Company Re: Alliance West (4)
10.6	Franchise Purchase Agreement, dated June 30, 2001 (4)

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